Form 10-Q
period 1995-03-31
NEW IBERIA BANCORP INC
filed 1995-05-12
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1995.

  [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934

      For the transition period from            to
                                     ----------    -----------

      Commission file number    0-13307
                             -------------------

                          The New Iberia Bancorp, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Louisiana                            72-0969631
      -------------------------               --------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


      800 South Lewis, New Iberia, Louisiana             70560
      ------------------------------------------------------------
      (address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code  (318) 365-6761
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                    No
                        ---                      ---

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes                       No
                        ---                      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                         1,991,760 shares common stock

PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements

                          (a)     Financial Highlights
                          (b)     Balance Sheet
                          (c)     Income Statement
                          (d)     Changes in Capital
                          (e)     Cash Flow


         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                          (a)     Liquidity
                          (b)     Capital Resources
                          (c)     Results of Operations



PART II  OTHER INFORMATION

         Item 1 -         Legal Proceedings
         Item 2 -         Changes in Securities
         Item 4 -         Submission of Matters to a Vote of Security Holders

         Exhibit 3.(i)-   Articles of Incorporation of The New Iberia Bancorp,
                          Inc.
         Exhibit 3.(ii)-  By-Laws of The New Iberia Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its own behalf by the undersigned thereunto duly authorized.


                              THE NEW IBERIA BANCORP, INC.


DATE: May 9, 1995             BY:/s/ ERNEST FREYOU
     -------------------         -----------------------------------
                                 Ernest Freyou
                                 President and Chief Executive Officer

DATE: 9 May 1995              BY:/s/ LEONARD J. FREYOU
     -------------------         -----------------------------------
                                 Leonard J. Freyou
                                 Senior Vice-President and Cashier

                                  10-Q INDEX

                                    PART I

Item 1           Financial Highlights...............................    1
                 Consolidated Comparative Balance Sheet.............  2-4
                 Consolidated Comparative Income Statement..........  5-6
                 Statement of Changes in Capital Accounts...........    7
                 Consolidated Statement of Cash Flow................  8-9



Item 2           Management Discussion & Analysis of Financial
                 Condition and Results of Operation
                 Overview...........................................   10
                 Capital Resources..................................   10
                 Net Interest Income................................   10
                 Earning Assets.....................................   11
                 Investment Securities..............................   11
                 Interest-Bearing Liabilities.......................   12
                 Interest Expense...................................   12
                 Reserve and Provision for Possible Loan Losses.....   12
                 Other Income.......................................   13
                 Other Expenses.....................................   13
                 Income Taxes.......................................   13
                 Nonperforming Assets and Past Due Loans............13-15
                 Liquidity and Interest Rate Sensitivity............15-16

                                   PART II

             OTHER INFORMATION

Item 1           Legal Proceedings..................................17-19
Item 2           Changes in Securities..............................   20
Item 4           Submission of Matters to a Vote of
                 Security Holders...................................21-23

                 Exhibit 3.(i) -  Articles of Incorporation of The New
                                  Iberia Bancorp, Inc.
                 Exhibit 3.(ii) - By-Laws of The New Iberia Bancorp, Inc.

ITEM 1 (A)                  FINANCIAL HIGHLIGHTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                  1995     1994     Percent
                                                  ----     ----     -------
                                                                    Change
                                                                    ------
FOR  3  MONTHS      Net Income..................   606       689    (12%)
    ---             -------------------------------------------------------
ENDED  3/31/95      Cash dividends declared.....   150       -0-     N/A
       -------      -------------------------------------------------------
                    Average Common Shares
                    Outstanding (in thousands) 1,991.8   1,991.8

- - - - - - --------------------------------------------------------------------------
PER SHARE           Net Income..................   .30       .35    (12%)
                    ------------------------------------------------------
FOR  3  MONTHS      Cash Dividends Declared.....  .075       -0-     N/A
    ---             ------------------------------------------------------
ENDED 3/31/95       Shareholder's Equity
      --------
                    (Book Value)                   421       403      4%
                    ------------------------------------------------------
                    Market Value................   N/A       N/A     N/A

- - - - - - --------------------------------------------------------------------------

- - - - - - --------------------------------------------------------------------------
FOR  3  MONTHS      Net Income..................   606      689     (12%)
    ---             ------------------------------------------------------
ENDED 3/31/95       Cash Dividends Declared.....   150      -0-      N/A
      -------       ------------------------------------------------------
                    Average Common Shares
                    Outstanding................1,991.8  1,991.8       -

- - - - - - --------------------------------------------------------------------------
PER SHARE           Net Income...............      .30      .35     (10%)
                    -------------------------------------------------------
FOR  3  MONTHS      Cash Dividends Declared..     .075      -0-      N/A
    ---             ------------------------------------------------------
ENDED 3/31/95
      -------

- - - - - - --------------------------------------------------------------------------



                                        AS OF  3/31/95   12/31/94
- - - - - - ------------------------------------------------------------------------
                   Total Assets...............240,844   233,268      3%
                   -----------------------------------------------------
                   Total Earning Assets.......225,949   211,969      7%
                   -----------------------------------------------------
                   Total Loans Gross..........124,027   112,781     10%
                   -----------------------------------------------------
                   Total Deposits.............217,245   210,594      3%
                   -----------------------------------------------------
                   Total Shareholder's Equity. 20,950    20,027      5%
                   -----------------------------------------------------
                   Total Trust Assets.........  2,439     2,440      2%
                   -----------------------------------------------------

- - - - - - ------------------------------------------------------------------------

REPRESENTATION FROM MANAGEMENT:

All adjustments have been made which, in the opinion of Management, are necessary to fairly present the financial results for the interim periods presented.

For all periods, the share amount, per share data and par value throughout the Financial Statements have been adjusted to give effect to the stock split and change in par value described within this filing.

ITEM I (B)                                                                      CURRENT QUARTER                   PREVIOUS YEAR
                                                                                AS OF 3/31/95                     AS OF 12/31/94
                         ASSETS                             -----------------------------------------------------------------------
- - - - - - -----------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS                                                          $8,268,606.42                       $10,234,599.53

INVESTMENT SECURITIES: (SEE NOTE)
1.  HELD TO MATURITY: Market Value of $63,899,000 at
      3/31/95 and $61,882,000 at 12/31/94, respectively
(A)  U.S. TREASURY SECURITIES                                 $9,934,264.08                         $9,899,023.37
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                          $9,493,465.00                         $8,493,240.00
        MORTGAGE BACKED SECURITIES                           $20,507,477.40                        $21,031,951.65
(C)  OBLIGATIONS OF STATES & POLITICAL
     SUBDIVISIONS                                            $23,353,049.87                        $23,702,082.07
(D)  DOMESTIC DEBT SECURITIES                                   $497,270.00                           $497,140.00
(E)  CORPORATE STOCKS IN OTHER BANKS                                  $0.00                                 $0.00
     TOTAL INVESTMENT HELD TO MATURITY                                          $63,785,526.35                       $63,623,437.09
2.  AVAILABLE FOR SALE, at Market
(A)  U.S. TREASURY SECURITIES                                $13,953,747.50                        $15,827,103.28
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                          $1,470,365.00                         $1,442,800.00
        MORTGAGE BACKED SECURITIES                           $15,360,309.95                        $15,322,445.85
(C)  OBLIGATIONS OF STATES & POLITICAL                                $0.00                                 $0.00
     SUBDIVISIONS
(D)  DOMESTIC DEBT SECURITIES                                 $3,156,867.57                         $3,069,110.00
(E)  CORPORATE STOCKS IN OTHER BANKS                            $150,083.75                           $150,083.75
     TOTAL INVESTMENT AVAILABLE FOR SALE                                        $34,091,373.77                       $35,811,542.88
TOTAL INVESTMENT SECURITIES                                                     $97,876,900.12                       $99,434,979.97

FEDERAL FUNDS SOLD                                                               $4,367,702.95                        $3,809,395.02

LOANS HELD FOR SALE                                              $71,250.00                           $439,974.00

LOANS:  GROSS                                               $123,955,878.69                       $112,350,672.11
  LESS:
     (A) UNEARNED INCOME ON LOANS                               ($54,648.43)                           ($9,739.14)
     (B) RESERVE FOR POSSIBLE LOAN LOSSES                    ($3,252,240.57)                       ($3,114,213.10)
  LOANS: NET                                                                   $120,720,239.69                      $109,666,693.87

BANK PREMISES, EQUIPMENT, FURNITURE & FIXTURES                $5,580,324.51                         $5,695,083.68
REAL ESTATE OWNED OTHER THAN BANK PREMISES                      $106,815.89                           $181,815.89
INTANGIBLE ASSETS                                               $317,719.76                           $347,471.96
OTHER ASSETS                                                  $3,606,103.77                         $3,898,055.11
     TOTAL OTHER ASSETS                                                          $9,610,963.93                       $10,122,426.64
- - - - - - -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $240,844,413.11                      $233,268,095.03
                                                                               ===============                      ================


ITEM I (B) CONTINUED                                             CURRENT QUARTER                    PREVIOUS YEAR
                                                                  AS OF 3/31/95                     AS OF 12/31/94
                                                    ------------------------------------------------------------------------
                    LIABILITIES AND CAPITAL
- - - - - - ----------------------------------------------------------------------------------------------------------------------------
DEPOSITS IN DOMESTIC OFFICES


(A)  DEMAND                                              $30,183,847.29                     $31,257,072.14
(B)  NOW, SUPER NOW & MONEY MARKET ACCOUNTS              $64,206,698.17                     $60,939,619.91
(C)  SAVINGS & CHRISTMAS CLUB                            $18,294,519.61                     $18,204,428.35
(D)  TIME CD'S - $100,000 AND OVER                       $40,171,253.86                     $36,709,013.46
(E)  TIME CD'S - OTHER                                   $48,661,349.24                     $47,358,501.35
(F)  IRA CD'S                                            $15,727,425.90                     $16,125,525.70
     TOTAL DEPOSITS                                                       $217,245,094.07                   $210,594,160.91

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD                                 $1,440,798.52                     $1,603,571.41

OTHER LIABILITIES                                                           $1,208,852.20                     $1,043,828.01

     TOTAL LIABILITIES                                                    $219,894,744.79                   $213,241,560.33

COMMON STOCK:
(1)  SHARES AUTHORIZED      10,000,000
(2)  COMMON STOCK, NO PAR   2,000,000                     $9,497,410.00                      $9,497,410.00
(3)  UNDIVIDED PROFITS                                   $12,172,852.34                     $11,716,358.08
(4)  TREASURY STOCK         8,240                            ($2,060.00)                        ($2,060.00
(5)  UNREALIZED GAIN(LOSS) ON AFS INVESTMENTS              ($718,533.99)                    ($1,185,173.38
                NET OF INCOME TAX EFFECT
     TOTAL EQUITY CAPITAL                                                  $20,949,668.35                    $20,026,534.70
- - - - - - ---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY CAPITAL                                      $240,844,413.14                   $233,268,095.03
                                                                          ===============                   ===============

ITEM I - (C) CONSOLIDATED COMPARATIVE STATEMENT OF INCOME


                                                                             QUARTER ENDING              QUARTER ENDING
                                                                                 3/31/95                    3/31/94
INTEREST INCOME:
 INTEREST & FEES ON LOANS                                                      $2,626,365.34             $2,023,259.79
 U.S. TREASURY NOTES                                                             $381,228.39               $408,831.13
 U.S. GOVERNMENT:
     AGENCY NOTES                                                                $183,879.16                $80,180.84
     MORTGAGE BACKED SECURITIES                                                  $648,942.70               $797,094.93
 OBLIGATIONS OF STATE & POLITICAL SUB.                                           $305,749.67               $260,389.62
 DOMESTIC DEBT SECURITIES                                                         $61,107.13                $56,569.08
 OTHER INTEREST INCOME                                                            $73,566.49                $52,877.23
- - - - - - -----------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME                                                          $4,280,838.88             $3,679,202.62

INTEREST EXPENSE:
  INTEREST ON DEPOSITS                                                         $1,755,389.84             $1,314,316.07
  INTEREST ON SHORT TERM BORROWING                                                $25,995.43                $12,799.98
- - - - - - -----------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                         $1,781,385.27             $1,327,116.05

NET INTEREST INCOME                                                            $2,499,453.61             $2,352,086.57

PROVISION FOR LOAN LOSSES                                                         $62,100.00                     $0.00

NET INTEREST INCOME AFTER PROVISION                                            $2,437,353.61             $2,352,086.57
FOR LOAN LOSSES
- - - - - - -----------------------------------------------------------------------------------------------------------------------
COMMISSION & FEES FROM FIDUCIARY ACTIVITIES                                        $1,368.06                   $879.34


INSURANCE COMMISSIONS, FEES & PREMIUMS                                            $16,603.86                $19,349.42
FEES ON OTHER CUSTOMER SERVICES                                                  $317,204.55               $335,122.78
INVESTMENT SECURITIES GAIN OR LOSS                                                     $0.00                     $0.00
ALL OTHER INCOME                                                                 $123,557.84               $128,358.87
- - - - - - -----------------------------------------------------------------------------------------------------------------------
TOTAL INCOME BEFORE OVERHEAD COST                                              $2,896,087.92             $2,835,796.98


                                                            QUARTER ENDING             QUARTER ENDING
                                                               3/31/95                     3/31/94
OTHER EXPENSES:
 SALARIES                                                      $900,249.20               $780,318.10
 NET OCCUPANCY EXPENSE OF PREMISES                             $121,175.47               $106,055.24
 FURNITURE & EQUIPMENT                                         $171,786.46               $158,046.86
 OTHER EXPENSES                                                $836,937.81               $817,855.07

 TOTAL OTHER EXPENSES                                        $2,030,148.94             $1,862,275.27

 NET INCOME OR (LOSS) BEFORE INCOME TAX                        $865,938.98               $973,521.71
 INCOME TAX EXPENSE                                            $259,444.72               $284,541.00
- - - - - - -----------------------------------------------------------------------------------------------------
INCOME OR LOSS BEFORE EXTRAORDINARY ITEMS                      $606,494.26               $688,980.71
                                                 ====================================================


EARNINGS PER SHARE DATA                                              $0.30                     $0.35

DIVIDENDS PER SHARES OUTSTANDING                                    $0.075                     $0.00



ITEM I - (D) CHANGES IN CAPITAL

                                                                  THREE MONTHS                 PREVIOUS YEAR
                                                                  ENDED 3/31/95                ENDED 3/31/94
                                                                  ----------------------------------------------------
STATEMENT OF CHANGES IN CAPITAL ACCOUNTS

BALANCE AT BEGINNING OF YEAR                                                 $20,026,534.70            $19,076,569.15


NET INCOME                                                                      $606,494.26               $688,980.71
SALE OF TREASURY STOCK                                                                $0.00                 $1,950.00
NET CHANGE IN UNREALIZED GAIN/LOSS                                              $466,639.39               $280,247.88
ON AVAILABLE FOR SALE SECURITIES
(NET OF TAX EFFECT)
- - - - - - ----------------------------------------------------------------------------------------------------------------------
TOTAL ADDITIONS                                                               $1,073,133.65               $971,178.59

DEDUCTIONS:

CASH DIVIDENDS DECLARED                                                         $150,000.00                     $0.00
- - - - - - ----------------------------------------------------------------------------------------------------------------------
TOTAL DEDUCTIONS                                                                $150,000.00                     $0.00

BALANCE AT END OF PERIOD                                                     $20,949,668.35            $20,047,747.74
                                                                  ====================================================



                          THE NEW IBERIA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE PERIODS MARCH 31, 1995 AND 1994

                                                                                  1995                        1994
                                                                  ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                       $606,494                  $688,981

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                                       179,437                   162,514
  DISCOUNT ACCRETION & PREMIUM AMORTIZATION                                         (42,451)                 (356,111)
  PROVISION FOR LOAN LOSSES                                                          62,100                         0
NET GAIN ON SALE OF REAL ESTATE OWNED                                                (5,000)                        0
  GAIN/LOSS SALE OR CALL OF INVESTMENT SECURITIES                                         0                         0
  INCREASE (DECREASE) IN OTHER LIABILITIES                                          165,024                   168,331
  DECREASE (INCREASE) IN OTHER ASSETS                                               291,951                   137,993

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,257,555                   801,708

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(HTM)                           829,075                 3,996,131
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(AFS)                         2,874,768                 7,433,775
  PURCHASE OF INVESTMENT SECURITIES(HTM)                                         (1,000,000)               (5,084,221)
  PURCHASE OF INVESTMENT SECURITIES(AFS)                                           (977,656)              (12,488,638)
  NET (INCREASE) DECREASE IN LOANS                                              (10,476,516)                 (463,618)
  PURCHASE OF BANK PREMISES & EQUIPMENT                                             (34,926)                 (189,257)
  PROCEEDS FROM SALE OF:
    OTHER REAL ESTATE OWNED                                                          80,000                         0
  SALE OF TREASURY STOCK                                                                  0                     1,950

  NET CASH PROVIDED BY (USED IN)
  INVESTMENT ACTIVITIES                                                         ($8,705,255)              ($6,793,878)



                                                                                       1995                        1994
                                                                         ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  PURCHASE OF TREASURY STOCK                                                                    $0                        $0
  NET INCREASE (DECREASE) IN REPURCHASE AGREEMENTS                                       ($162,773)                ($521,485)
  NET INCREASE (DECREASE) IN DEMAND, NOW &
    SAVINGS DEPOSITS                                                                    $2,283,945                $3,270,060
  NET INCREASE (DECREASE) IN CERTIFICATES OF DEPOSITS                                   $4,366,988               ($2,545,371)
  DIVIDENDS PAID                                                                         ($448,146)                ($283,751)

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   $6,040,014                  ($80,547)

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   ($1,407,686)              ($6,072,717)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       $14,043,995               $16,544,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              12,636,309                10,471,332

SUPPLEMENTAL DISCLOSURE:

  INTEREST PAID ON BORROWINGS AND DEPOSITS                                              $1,717,073                $1,308,071

  FEDERAL INCOME TAX PAID                                                                       $0                   $10,000

Part I
Item 2 - Management Discussion and Analysis of Financial Condition and Results Of Operation

OVERVIEW

In the first quarter of 1995, the Corporation recorded net income of $606,494 ($.30 per share). This compares to the same period in 1994 when net income was $688,981 ($.35 per share). The change in net income is explained by the following changes in other income and expenses. Net Interest Income income increased by $147,367, mainly due to greater loan demand. Salary cost have increased as a result of opening new locations in Lafayette and Abbeville. Other expenses increased $19,000, mainly attributable to legal proceedings during the first quarter (See Legal Proceedings).

At March 31, 1995 total assets were $240,844,413, an increase of $7,576,318 (3.25%) from the $233,268,095 reported for December 31, 1994 and an increase of $14,624,127 (6.46) from March 31, 1994. Gross loans at March 31, 1995 were
$124,027,129, a $11,236,483 (9.96%) increase from December 31, 1994 balance of
$112,790,646 and an increase of $31,684,913 (34.31%) from the balance at March 31, 1994. Loans held for sale at March 31, 1995, and December 31, 1994, and March 31, 1994 were $71,250 and $439,974 and $2,025,827, respectively. The increase in loans is attributable to the continuing activity in mortgage lending, good retail consumer activity, and a steadily improving commercial loan market throughout 1994 and into 1995. Total deposits were $217,245,094 at March 31, 1995 a $6,650,933 (3.06%) increase from the balance of $210,594,161 at December 31, 1994 and an increase of $13,569,801 (6.66%) from the balance at March 31, 1994. The increase in deposits from December 1994 is primarily attributable to an increase in public funds from existing fiscal agent agreements. Management is aware of this increase and continues to monitor its position in public funds on a monthly basis.

CAPITAL RESOURCES:
Capital ratios at the quarter ending March 31:

                                                         Regulatory
                               1995    1994    1993        Minimum
                               ----    ----    ----      ----------
Primary Capital               10.06%  10.77%   9.53%        5.5%
Leverage                       8.85%   9.52%   8.44%          5%*
Risk-based capital
   Tier I                     16.76%  18.23%  18.59%          6%*
   Total                      18.26%  19.73%  19.84%         10%*

*Current levels for a well capitalized institution in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The unrealized loss on Available for Sale securities reflected in the equity section of the balance sheet was excluded in the computation of these ratios.

NET INTEREST INCOME - Net interest income is the difference between interest earned on assets and interest paid for the funds supporting those assets. As of March 31, 1995 year to date, net interest income was $2,499,454, an increase of $147,368 (6.27%) over the same period in 1994. The increase in net interest income is the result of an increase in loan activity over the last year. Interest rates rose substantially during 1994, but loan demand was relatively unaffected during that period. Activity in mortgage and commercial lending has continued to increase while retail consumer lending has remained strong throughout the same period. Interest costs have slowly but steadily increased throughout 1994 and 1995. This trend should continue as deposits reprice during the rest of 1995.

EARNING ASSETS-Earning assets as of March 31, 1995 were $225,948,601, an increase of $10,343,047 (4.80%) from the December 31, 1994 balance of $215,605,554. The change is the result of an increase in loans outstanding offset by a net decrease in investment securities.

The average yield on earning assets was 7.28%. In 1994, the average yield on earning assets was 7.08%. The yield on loans has increased to an average of 8.80% from an average of 8.72% in 1994. The yield on investments has increased to an average of 6.41% from an average of 5.66% in 1994. The yield on investments is up due to overall higher interest rates. The Bank has continued to diversify the investment portfolio to maintain a good yield by investing in municipal bonds where spreads are better than other investment alternatives, short treasury notes, and short average life mortgage backed securities. The average rate on Fed Funds Sold has increased to an average of 5.68% from an average of 2.99% in 1994. All yields are year to date through March of the respective year.

INVESTMENT SECURITIES -The New Iberia Bank's investment portfolio is managed to ensure quality of securities, the maintenance of attractive rates of return on the funds invested and adequate liquidity to the bank. The portfolio consists primarily of U.S. Treasury Notes, Municipal Bonds, and Mortgage-Backed Securities. U.S. Treasury Notes and Municipal Bonds are laddered to provide a constant liquidity source. Mortgage-Backed Securities provide liquidity, monthly cash flow and higher yields. The mix of the investment portfolio continues to change, primarily due to prepayments on mortgage backed securities. The Bank has primarily reinvested maturities and pay downs in 1995 into loans, where demand has been good.

The breakdown of the investment portfolio as of March 31, 1995 is listed below:


                           (In Thousands of Dollars)

                        Held to Maturity              Available for Sale
                        Amortized     Fair            Amortized            Fair
                        Cost          Value           Cost                 Value
U.S. Treasuries         $ 9,934        $9,957         $14,005              $13,954
U.S. Government
         Agency Notes     9,493         9,468           1,500                1,470
         Mortgage Back   20,508        20,717          17,843               16,734
Obligation State         23,353        23,281             0                    0
         & Political
Domestic Debt               497           476           1,852                1,374
Corporate Stock             0             0               150                  150

Total                   $63,785       $63,899         $34,961              $34,091

Gross unrealized gains and losses on "Held to Maturity" securities were as follows:

                                       (In Thousands of Dollars)
                        Book           Unrealized     Unrealized     Market
                        Value          Gains          Losses         Value
U. S. Treasuries        $ 9,934        $   35         $ (12)         $ 9,957
U. S. Agency Notes        9,493            67           (92)           9,468
Mortgage Back Sec.       20,508           293          (316)          20,717
Obligation State         23,353           298          (370)          23,281
         & Political

Total                   $63,288        $  693         $(790)         $63,423

Under current regulatory capital rules, the loss at March 31, 1995 in the "Available for Sale" securities totaling $718,534, net of tax, is excluded from capital when calculating leverage, primary capital and risk based capital ratios.

The Corporation had no sales of securities during the first quarter of 1995 and 1994.

INTEREST-BEARING LIABILITIES - Interest-bearing liabilities in the first quarter of 1995 were $188,502,045, an increase of $7,561,385 (4.18%) from the
December 31, 1994 balance of $180,940,660 and an increase of $15,307,570 over the same time in 1994. As noted previously, the increase in this category is due to an increase in public funds.

INTEREST EXPENSE - Interest Expense year to date as of March 31, 1995 totaled $1,755,390, an increase of $441,074 (33.56) from the 1994 amount of $1,314,316.
The reason for the increase is the rapid rise in interest rate due to the Federal Reserve tightening policy which led to higher interest rates. Market interest rates have stabilized, but the interest cost of the corporation will continue to rise in 1995 as customers reinvest their money over the next year in higher yielding deposits. The average rates paid year to date for all interest-bearing liabilities were 3.90% through March 1995 as compared to 3.07% for the same period in 1994. All yields are year to date through March of the respective year.

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

An adequate level of the Allowance for Possible Loan Losses is determined by reviewing the quality of the loan portfolio, actual loan loss experience and the current and anticipated economic conditions and their effect on the market served by the Corporation. The Provision for Possible Loan Losses is the amount charged to earnings in order to maintain an adequate level of reserves. Other significant factors considered in determining the levels of the provision and the reserve are the growth or decline in the loan portfolio, the composition of the portfolio, industry concentrations, differing risks associated with each category of loans, the current and prospective financial condition of borrowers, the level of past due and nonperforming loans and the relationship of the reserve to the total loan portfolio. Management reviews the loan portfolio to identify potential losses and to determine that the level of reserves adequately reflects the potential loss exposure. Loans identified as problem credits are reviewed more frequently to determine potential changes in the reserve.

Since actual losses may vary from current assessments, any necessary adjustments to the reserve are recorded in the period in which they become known. The loan review department of the Corporation monitors adherence to lending policies and procedures as well as asset quality.

The Provision for Possible Loan Losses was $62,100 for three months ending March 31, 1995 compared to -0- for the same period ending the previous year. The balance in the reserve over the two year period reflects levels of charge-offs and managements' use of conservative estimates of collateral values when evaluating exposures in the loan portfolio. The reserve as a percentage of loans and leases was 2.62% at quarter end March 31, 1995 compared to 2.76% at year end December 1994. Bank management projects loan growth to continue throughout the remainder of the year. This growth is a factor in Management's periodic determination of the reserve. Management will adjust provisions made to the reserve based on recoveries received and charge offs made to make sure an adequate reserve is maintained.

The diversification of the loan portfolio is an important factor in the assessment of the loan quality and loss potential. Although the Corporation has a significant amount of loans made to energy services and agricultural customers due to the prevalence of that industry in the local economy, the Corporation seeks to lend to a variety of industries to minimize its exposure to possible losses occurring from concentrations in any single sector. Broadening the base of loan activity into the Lafayette market, along with a steadily improving local economy over the last few years has had a positive effect on the performance of the loan portfolio. During 1993, the U.S. Congress passed the North American Free Trade Agreement(NAFTA). The Corporation believes that the increase in competition from Mexican producers as a result of the passage of NAFTA could directly have an adverse effect on the Company's agricultural sugar and textile industries. Also, the Corporation's operating market may be indirectly affected. Appropriate consideration has been given to this factor in the Corporation's loan loss reserve.

Another consideration is the opening of new gaming establishments in the Corporation's marketing area. Appropriate consideration has been given to this activity in the analysis of the Corporation's consumer loan portfolio. A review of past due loans does not indicate a significant effect as a result of gaming activities at this time.

Charge-Offs year to date for 1995 were $51,835 compared to $42,899 in 1994. Recoveries year to date for 1995 were $127,762 compared to $38,792 in 1994. The small levels in charge-offs are attributable to management's continued efforts in identifying and working out problem loans.

Year to date Loan Recoveries compared to prior year charge-offs was 73.66% and 37.84% for March 1995 and March 1994, respectively.


OTHER INCOME

For the first quarter of 1995, Other Income was $458,734, a decrease of $24,976 (5.16%) over the $483,710 earned for the same period in 1994. The reduction is due to a decrease on fees for customer services.


OTHER EXPENSES

Total Other Expenses for the first quarter of 1995 was $2,030,149 compared to the same period in 1994 expense of $1,862,275, an increase of $161,874. Salary and benefits cost are up compared to last year due to an increase in staff for expansion into the Lafayette market.


INCOME TAXES

The effective tax rate for 1995 is approximately 30% compared to 29% for the same period in 1994. The Corporation has invested more in tax advantaged municipal securities in recent years which provided for a better overall yield compared to other investment securities options.


NONPERFORMING ASSETS AND PAST DUE LOANS

Crucial to earnings performance is the monitoring of asset quality, chiefly in the evaluation of credit risk and the minimization of the Corporation's exposure to losses. Management views these two critical functions as essential to sound banking practice. Therefore, management regularly obtains appraisals for the collateral supporting nonperforming assets and specifically reserves for them based on the current market value of the collateral if necessary. Management utilizes historical loss trends to establish general reserves on non performing loans.

Nonperforming assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. The following schedule reflects the balance of each category:


                                       (In Thousands of Dollars)

                               March 31, 1995         December 31, 1994
Non-accrual Loans                $ 92,363                  $ 97,282
Troubled Debt Restructuring       587,847                   605,415
Other Real Estate Owned           106,816                   181,816
Repossessed Movable Prop.          16,056                     6,350

Total                            $803,082                  $890,863


RISK ELEMENT INFORMATION

                               March 31, 1995         December 31, 1994
Past due loans 90 days           $433,069                  $168,377
and still accruing

                              March 31, 1995          March 31, 1994
Amount of income on non-accrual $   1,500                  $  4,500
loans that would have been
in income if still accruing

Interest income on restructured $  18,400                  $ 14,000
loans included in net income

Typically, the Corporation's restructured loans are based on the ability to provide repayment instead of providing a rate less than the market. As a result, any rate adjustment would have resulted in an immaterial change in earnings during the quarter.

The Corporation's Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention and excluded from the non-accrual, past due 90 days and still accruing, or restructured loans which: (1) represent or result from trends or uncertainties that will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which Management is aware of any information which causes doubts as to the ability of such borrowers to comply with the loan repayment terms.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN", AS AMENDED BY SFAS NO. 118.

Effective January 1, 1995, the Corporation adopted the Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SfAS No. 118. This new standard requires the measurement of impairment on certain loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the loan's collateral, a loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan. The measure of impairment is a component of the Corporation's reserve for loan losses.

The Corporation currently places loans on nonaccrual status, when in the opinion of management, it is uncertain that all interest and principal will be collected according to the contractual terms of the loan. Thus, a loan that is considered impaired would also be considered for nonaccrual status.

At March 31, 1995, impaired loans totaled $92,363, of which $79,773 required a total reserve for impairment of $63,572. There was no reserve for impairment on the remaining $12,590 of impaired loans. During the three month period ended March 31, 1995, impaired loans averaged $95,167. All impaired loans are on nonaccrual status and therefore no interest income was recognized on impaired loans.

As allowed by SFAS No. 114, the measurement of impairment provisions were not applied to the large group of similar loans such as residential mortgages and consumer installment loans.

NON-ACCRUAL OF INTEREST ON LOANS

It is the policy of The New Iberia Bank to discontinue the accrual of interest on loans when principal or interest is in default for ninety days or more, unless, in the best judgement of the Officer Loan Committee, the loan is well secured and is in the process of collection. Interest previously accrued is reversed and the accrual of interest is discontinued.


Liquidity and Interest Rate Sensitivity:

Within the New Iberia Bank's financial structure is the goal of maintenance of adequate liquidity; the ability to meet customers' requirements on a timely basis. The Company has an adequate Asset/Liability program to aid it in maintaining proper balance between interest earning assets and interest bearing liabilities. This program is run monthly allowing management to diversify investments as needed to keep a proper balance of maturities. We are also capable of managing interest rate sensitivity of assets and liabilities. This is critical to protect net income against wide fluctuations in interest rates and in turn maintaining consistent growth of net interest income.

Our liquidity ratio at March 31, 1995 was 41.22% with a dependency ratio of 10.59%; the liquidity on December 31, 1994 was 45.64% with a dependency ratio of 9.50%. The liquidity is enhanced by the Corporation's ability to manage the interest rate sensitivity of assets and liabilities. The dependency ratio is higher due to an increase in large certificates of deposits, primarily from public funds. The New Iberia Bank actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model. The off balance sheet commitments, if funded, would have a limited impact on the liquidity of the Corporation, primarily due to the maturity structure of the investment portfolio.

CUMULATIVE MATURITY/RATE SENSITIVITY          (All Dollar Amounts in Thousands)
- - - - - - --------------------------------------------------------------------------------
EARNING ASSETS

                                1-30             1-60             1-90             1-365           YEAR & OVER       TOTAL
LOANS*                           23,268           29,173           34,917           53,543           70,311           123,854
SHORT TERM INVESTMENTS            4,368            4,368            4,368            4,368                0             4,368
INVESTMENTS***                    2,083            3,144            8,193           26,202           71,525            97,727

TOTAL EARNING ASSETS             29,719           36,685           47,478           84,113          141,836           225,949

FUNDING SOURCES

PUBLIC FUNDS DDA                 14,178           14,178           14,178           14,178                0            14,178
NOW ACCOUNTS**                        0                0                0                0           30,758            30,758
MONEY MARKET (IMFA)              19,272           19,272           19,272           19,272                0            19,272
CERT. OF DEPOSIT
 less than 100M                   2,878           10,463           16,388           32,012            8,159            40,171
OTHER TIME DEPOSITS               6,780           10,833           15,292           47,717           16,671            64,388
SAVINGS**                             0                0                0                0           18,295            18,295
REPURCHASE AGREEMENTS             1,440            1,440            1,440            1,440                0             1,440

TOTAL FUNDING                    44,548           56,186           66,570          114,619           73,883           188,502

CUMULATIVE MATURITY/            (14,829)         (19,501)         (19,092)         (30,506)          67,953            37,447
RATE SENSITIVITY (GAP)


AS A % OF EARNING ASSETS          -6.56%           -8.63%           -8.45%          -13.50%
AS A % OF TOTAL ASSETS            -6.56%           -8.62%           -8.44%          -13.49%

* LOAN FIGURES REPRESENT RATE SENSITIVITY ONLY, WHILE THE BALANCE SHEET REPRESENTS TOTAL GROSS LOANS INCLUDING NON-ACCRUALS AND OVERDRAFTS

** HISTORICALLY, RATES ON THESE TYPES OF ACCOUNTS HAVE CHANGED LITTLE AS COMPARED TO OTHER TYPES OF DEPOSITS, THEREFORE, THESE ACCOUNTS ARE NOT CONSIDERED RATE SENSITIVE.

*** $150,084 - FIRST NATIONAL BANKERS BANK AND FNMA STOCK NOT RATE SENSITIVE AND IS NOT INCLUDED IN THE ONE YEAR AND OVER. THE ABOVE SENSITIVITY REPORT DOES NOT TAKE INTO ACCOUNT PREPAYMENTS OF MORTGAGE BACK SECURITIES. SUCH PREPAYMENTS WOULD REFLECT A MORE POSITIVE RATE SENSITIVITY EFFECT ON THE BALANCE SHEET.

     THE AMOUNT OF PAYDOWNS RECEIVED ON A MONTHLY BASIS ON MORTGAGE BACKED SECURITIES IS NOT REFLECTED IN THIS SCHEDULE. PAY DOWNS AVERAGED ABOUT $250,000 A MONTH OVER THE FIRST QUARTER OF 1995, AND WOULD NOT HAVE CREATED A SIGNIFICANT DIFFERENCE IN THE PERCENTAGES ABOVE.

     THE GAP PERCENTAGES NOTED ABOVE ARE A REFLECTION OF A NEGATIVE POSITION. THIS MEASUREMENT SIMPLE SHOWS AT WHAT REPRICING INTERVAL ASSETS AND LIABILITIES WILL REPRICE. IT DOES NOT TAKE INTO ACCOUNT AT WHAT LEVEL OF RATE CHANGE THE ASSET OR LIABILITY WILL REPRICE. IN GENERAL TERMS, IF RATES FALL, NET INTEREST INCOME SHOULD INCREASE AND IF RATES RISE, NET INTEREST INCOME SHOULD DECREASE. IN LOOKING AT THE ONE YEAR HORIZON, AND GIVEN THAT IN GENERAL, INTEREST RATES SHOULD RISE SLIGHTLY IN THE FUTURE, THE COMPANY WILL NEED TO ADJUST ITS BALANCE SHEET TO A MORE POSITIVE POSITION. THIS CAN BE ACCOMPLISHED IN SEVERAL WAYS, BUT WHAT WILL LIKELY OCCUR IS A SHORTENING OF MATURITIES ON EARNING ASSETS. GIVEN THE ADDED FLEXIBILITY RELATED TO SECURITIES CLASSIFIED AS "AVAILABLE FOR SALE" WITH THE IMPLEMENTATION OF FASB 115, THE COMPANY SHOULD BE ABLE TO MAKE SOME ADJUSTMENTS THROUGH THE INVESTMENT PORTFOLIO WHILE NOT AFFECTING THE PERFORMANCE OF ITS LOAN PORTFOLIO. ALSO, THE LENGTHENING OF MATURITIES OF DEPOSITS COULD OCCUR WITH FAVORABLE LONGER TERM INTEREST RATES FOR THE COMPANY'S CUSTOMERS. ALL OF THE ABOVE POSSIBILITIES ARE CONTINGENT ON A THOROUGH REVIEW USING THE COMPANY'S ASSET/LIABILITY MODEL.

PART II   OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS:

Pending litigation in which either the Corporation or The New Iberia Bank is involved - Attorney, James W. Schwing, Sr.

(1) J. WARREN & ASSOCIATES, INC. VS THE NEW IBERIA NATIONAL BANK, 16TH JUDICIAL DISTRICT COURT, PARISH OF IBERIA, STATE OF LOUISIANA, SUIT NO. 53603, filed On September 15, 1983, in the amount of $12,200,000.00.

         CURRENT STATUS: Allegations of suit are arbitrary, capricious and tortious transfer of funds from the Plaintiff's account to their accounts without authorization. This suit was filed 9/15/83 and an Exception of Vagueness was filed shortly thereafter and the Petitioner was ordered to amend its petition, which was done. Then it was discovered that Petitioner's corporate authority to do business in Louisiana, had been revoked due to failure to comply with certain requirements. An exception based on this was filed and heard on 4/24/85. The Court decided in favor of J. WARREN & ASSOCIATES and the suit was not dismissed. Depositions were taken on July 17, 1985. Requests for production of documents filed by new counsel has been opposed by the Bank, and the hearing was scheduled but was canceled. Plaintiff has secured new counsel who has filed a new Request for Production of Documents which has also been opposed. Hearing was had on the Production of Documents in this matter on September 17, 1987, and the Bank was ordered to furnish records of Julius W. Dupree and Dolly's Po-Boys which was done. The Bank has filed an answer and propounded further interrogatories. An Exception of Prescription has been filed to the claims of J. W. Dupree, individually and interrogatories have been propounded, but not answered. The Exception of Prescription was heard on June 3, 1988, and the claims of J. W. DUPREE were dismissed.

         Trial had been fixed on the remaining claims for September 13, 1988, as a 3rd fixing, but was postponed until November 16, 1988, as a third fixing. However, Counsel have filed a joint motion to fix this matter as a first fixing.

         Trial commenced on September 12, 1989, and was continued to a later undetermined date.

         A status conference was held September 9, 1993, at which time the Judge advised counsel for the Plaintiff to file a motion to set the matter for trial. Trial had been fixed for February 22nd and 23rd, 1994, but was postponed. A request has been made to fix the Exception of Prescription for hearing. An Exception of Prescription was filed by legal counsel and a Judgement was ruled in favor of the Bank on May 18th, 1994 dismissing the Plaintiff's case with prejudice. The Plaintiff has filed an appeal but failed to comply with the rules of the court, and the appeal was dismissed on the 14th day of December 1994. This matter is now final and will not appear on any litigation letters of the future.

         Recovery Prospect: It is the opinion of legal counsel that recovery by the Plaintiff is remote.

         (2) SAMMY BROUSSARD INTERNATIONAL, INC. VS. CITY BANK, N.A., TEXAS INDEPENDENT BANK, THE NEW IBERIA BANK, & VISA U.S.A., INC., 16TH Judicial District Court, Suite Docket No. 75706-A, filed on June 30, 1992, in the amount of $4,300.00.

         CURRENT STATUS: Sammy Broussard International, Inc., instituted legal proceedings against The New Iberia Bank under the Merchant Credit Card Contract which the plaintiff had with the Bank. Apparently, a VISA credit card was fraudulently used to purchase some equipment from Sammy Broussard International, Inc., and the latter is complaining about the purchase. Therefore, suit was instituted against The New Iberia Bank, Texas Independent Bank, City Bank, N.A., and Visa, U.S.A., Inc. Initially, this suit is for restoration of $4,300.00, but it is the understanding of legal counsel that the claim will be closer to $30,000.00 eventually. An answer was filed on behalf of The New Iberia Bank, and no other action has been taken.

         RECOVERY PROSPECT: Recovery from The New Iberia bank is extremely remote.



Pending litigation in which either the Corporation or The New Iberia Bank is involved - Attorney, Gordon, Arata, McCollam & Duplantis, L.L.P. dated April 15, 1995.

         On October 7, 1994, the Corporation filed a Petition for Declaratory Relief in the Civil District Court for the 16th Judicial District, Iberia Parish, State of Louisiana, (the "state court proceeding"). Named as a defendant in this suit was Tony Schwing, individually, and in his capacity as the executor of the estates of Jules B. Schwing and Marie Louise Landry Schwing. (Pursuant to a Joint Motion and Judgment dated April 13, 1995 and a Per Curiam Order dated April 19, 1995 in the succession proceedings, which are unrelated to the state court proceedings, Tony Schwing has been replaced as executor of the Successions.)

         The Petition for Declaratory Relief was filed in response to a request by Tony Schwing that the Corporation call a special meeting of its shareholders to consider and vote upon various issues. Section 2.3 of the Corporation's Bylaws provided that such a meeting could be called only upon the request of a shareholder owning, in the aggregate, two-thirds of the Corporation's issued and outstanding shares, which number of shares was not owned by Tony Schwing. Because Tony Schwing asserted that Section 2.3 of the Corporation's Bylaws was invalid, the Corporation sought a declaratory judgment that Section 2.3 of the Corporation's Bylaws was valid and enforceable.

         On November 8, 1994, the Corporation filed its First Amended and Restated Petition for Declaratory Relief (the "First Amended Petition") in the same court in which the original Petition for Declaratory Relief was filed. In the First Amended Petition, the Corporation sought a declaratory judgment that the proposals sought to be submitted to the shareholders by Tony Schwing, either at a special meeting of the shareholders or by solicitation of written consents, were inappropriate for shareholder consideration under Louisiana law. After a hearing on December 19, 1994, the court ruled that Section 2.3 of the Corporation's Bylaws was invalid.

         On January 3, 1995, the Corporation filed a Second Amended and Restated Petition for Declaratory and Injunctive Relief (the "Second Amended Petition") in the state court proceeding. The Second Amended Petition added new claims relating to the validity and authority of the shareholders committee allegedly empowered pursuant to Tony Schwing's solicitation of written consents and sought injunctive relief in relation to those claims. On that date, the court granted the Corporation a temporary restraining order enjoining the shareholders committee from conducting any activity until a preliminary injunction hearing could be held.

         The preliminary injunction hearing was held on Monday, January 9, 1995. At that hearing, the Corporation's request for an order restraining the activities of Tony Schwing and the shareholders committee during the pendency of the proceedings was granted in part and denied in part. On March 29, 1995, a written order was entered granting in part and denying in part the Corporation's request for preliminary injunctive relief. On March 21, 1995, the Corporation mailed for filing a Third Amended and Restated Petition for Declaratory and Injunctive Relief (the "Third Amended Petition"), which does not add any new claims to the state court proceeding. On April 12, 1995, the Corporation filed a Petition for Devolutive Appeal from the March 29, 1995 Preliminary Injunction Order denying in part the Corporation's request for injunctive relief. On April 12, the Court entered an Order granting the Corporation a devolutive appeal upon the posting of a bond. The bond was posted on April 12, 1995.

         On March 29, 1995, a hearing was held in the state court proceeding on cross Motions for Summary Judgment filed by the Corporation and Tony Schwing relating to the validity and propriety of the proposals submitted to the shareholders by Tony Schwing through the solicitation of written consents. On that date, the court orally granted Tony Schwing's Motion for Summary Judgment and denied the Corporation's Motion for Summary Judgment. A written order has not yet been entered on the summary judgment motions.

         On Friday, January 6, 1995, Tony Schwing filed a Complaint for Injunctive Relief in the United States District Court for the Western District of Louisiana. The Complaint sought to enjoin, among other things, the enforcement of various amendments to the Corporation's Bylaws which were adopted by the board of directors at its meeting on January 3, 1995. In addition to naming the Corporation and the Bank as defendants in this action, Tony Schwing also sued Ernest Freyou and James W. Schwing, Sr. (directors of the Corporation), individually.

         On Monday, January 9, 1995 the Court refused to grant a temporary restraining order in connection with Tony Schwing's Complaint for Injunctive Relief. A status conference on this matter was held on January 18, 1995, at which time Tony Schwing's counsel reurged his request for a temporary restraining order or a preliminary injunction. At the status conference and at a hearing held February 13, 1995, the court refused to grant a temporary restraining order or set a hearing on a preliminary injunction, and the court dismissed Tony Schwing's Complaint for Injunctive Relief. Tony Schwing has filed a Notice of Appeal of that dismissal. On or about March 29, 1995, Tony Schwing filed a Motion for Injunction During Pendency of Appeal in the United States District Court for the Western District of Louisiana, which was denied by the court pursuant to a Minute Entry dated April 6, 1995.

ITEM 2 - CHANGES IN SECURITIES

Prior to April 19, 1995, the Articles of Incorporation of the Corporation authorized it to issue 10,000,000 shares of capital stock, all of which were designated common stock, having a par value of $10 per share. As of April 17, 1995, there were 49,794 shares of common stock of the Corporation issued and outstanding. The Corporation's Articles of Incorporation may be amended only upon the vote of shareholders owning, in the aggregate, two-thirds of the Corporation's issued and outstanding shares.

At the Corporation's annual meeting on April 17, 1995, the shareholders voted to amend the Corporation's Articles of Incorporation to eliminate the par value of the common stock and to effectuate a 40-to-1 stock split (hereinafter, the "Amendment"). Of the 49,794 shares of common stock of the Corporation issued and outstanding, holders of 48,787 shares (97.98%) voted in favor of the amendment, holders of 93 shares (0.19%) voted against the amendment and holders of 344 shares (0.69%) abstained from voting on the issue. (See also Item 4 - Submission of Matters to a Vote of Security Holders.)

Articles of Amendment to the Corporation's Articles of Incorporation reflecting the adoption of the Amendment were filed with the Secretary of State of the State of Louisiana on April 19, 1995, a copy of which is attached hereto as part of Exhibit 1. Pursuant to the terms of the Amendment, upon the filing of Articles of Amendment with the Louisiana Secretary of State's office, each share of common stock of the Corporation, $10 par value, then issued and outstanding, automatically was converted into 40 shares of common stock of the Corporation, no par value per share. The elimination of the par value of the Corporation's common stock and the 40-to-1 stock split did not affect the capital or surplus of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 1995, the Corporation held its annual meeting of shareholders. Shareholders voted on the following proposals at the meeting. The Corporation received no broker non-votes (shares held in the name of brokers which were present at the meeting but not voted in connection with one or more matters considered by the shareholders) in connection with the annual meeting.

         A.      FIX THE NUMBER OF DIRECTORS AT ELEVEN.

The first item considered by the shareholders at the annual meeting was a proposal submitted by the Board of Directors of the Corporation to set the number of directors to be elected at eleven (11). Of the 49,224 shares represented in person or by proxy at the meeting, 49,209 shares (99.97%) voted in favor of fixing the number of directors to be elected at eleven (11) and 15 shares (0.03%) voted against setting the number of directors at eleven (11), with no shareholders abstaining from voting on this matter. As more than a majority of the voting power present at the meeting voted in favor of this proposal, it was adopted by the shareholders.

         B.      ELECTION OF DIRECTORS.

At the meeting, the shareholders voted on the election of directors. Jules A. Schwing, a shareholder and director of the Corporation, nominated six candidates in opposition to the slate of nominees proposed by the Corporation. The Articles of Incorporation of the Corporation authorize cumulative voting in the election of directors. Thus, each shareholder voting for the election of directors was entitled to multiply the number of votes to which he was entitled (on a one-vote-per-share basis) by the number of directors to be elected, and to cast all such votes for one candidate or to distribute them among any two or more candidates. Utilizing cumulative voting, the shareholders elected eleven persons to serve on the Corporation's board of the directors. Directors were elected by plurality vote.

The chart below indicates the candidates who were elected to serve on the board of directors (in descending order based on the number of votes received), whether they were nominated by the Board or by Jules A. Schwing, and the number of votes received by each.


  NAME OF CANDIDATE                   NOMINATED BY                         VOTES RECEIVED
  Ernest Freyou*                      Board                                45,348
  James W. Schwing*                   Board                                45,348
  Gerald J. Halphen*                  Board                                45,347
  Frank C. Minvielle*                 Board                                45,347
  Jerry E. Shea*                      Board                                45,347
  Edward P. Terrell III*              Board                                45,347
  Jules A. Schwing*                   Board/Jules A. Schwing               44,800
  Edmond A. Lamperez                  Jules A. Schwing                     44,794
  James L. Gray                       Jules A. Schwing                     44,794
  Charles C. LeMaire                  Jules A. Schwing                     44,794
  Eugene A. Patout, Sr.               Jules A. Schwing                     44,794

* Served on the Corporation's board of directors immediately prior to April 17, 1995 and was re-elected by the shareholders at the annual meeting.

The chart below indicates the candidates who were nominated but not elected to serve on the board of directors (in descending order based on the number of votes received), whether they were nominated by the Board or by Jules A. Schwing and the number of votes received by each.


  NAME OF CANDIDATE                     NOMINATED BY                       VOTES RECEIVED
  Joseph E. Sorci                       Jules A. Schwing                   44,785
  Samuel S. Broussard, Sr.              Board                              174
  J. Preston Duhe                       Board                              174
  William D. Quinlan                    Board                              174
  J. P. Thibodeaux                      Board                              174

         C.      AMEND ARTICLES OF INCORPORATION.

The shareholders also voted on a proposal to amend the Articles of Incorporation of the Corporation to eliminate the par value of the common stock and to effectuate a 40-to-1 stock split. The Corporation's Articles of Incorporation may be amended only upon the affirmative vote of holders of at least two-thirds of the Corporation's issued and outstanding shares. Of the 49,794 shares of common stock of the Corporation issued and outstanding as of the date of the annual meeting, holders of 48,787 shares (97.98%) voted in favor of the amendment, holders of 93 shares (0.19%) voted against the amendment and holders of 93 shares (0.69%) abstained from voting on the issue. (See also Item 2 - Changes in Securities.)

         D.      RATIFY APPOINTMENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

The Corporation's shareholders ratified the appointment by the board of directors of Arthur Andersen, L.L.P. as Independent Certified Public Accountants. Of the 49,224 shares present in person or by proxy at the meeting, 49,114 shares (99.78%) were voted in favor of this proposal, while 45 shares (0.09%) were voted against the proposal and 65 shares (0.13%) abstained from voting on the matter. Because this proposal was approved by more than a majority of the shares present or represented by proxy at the annual meeting, it was adopted by the shareholders of the Corporation.

         E. SHAREHOLDER PROPOSAL TO REPEAL CERTAIN AMENDMENTS TO THE BYLAWS ADOPTED BY THE BOARD OF DIRECTORS.

Jules A. Schwing solicited proxies in support of a proposal to repeal certain amendments to the Corporation's Bylaws adopted by the Board of Directors. The amendments Mr. Schwing sought to repeal, among other things, addressed procedures applicable to the conduct of shareholders' meetings and established advance notice provisions for the submission of proposals and nominees for directors in connection with meetings of the shareholders. To be adopted, Mr. Schwing's proposal required approval of a majority vote of the stock present in person or represented by proxy at the annual meeting. The Board of Directors solicited proxies against the proposal. Of the 49,224 shares present at the annual meeting in person or by proxy, 24,428 (49.63%) shares were voted in favor of this proposal, 24,732 (50.24%) shares were voted against the proposal and 15 (0.03%) shares abstained from voting on this matter. Consequently, the proposal did not pass, and the amendments to the Bylaws sought by Mr. Schwing to be repealed were not repealed.

                                 EXHIBIT INDEX



Exhibit
  No.                            Description
- - - - - - -------                          -----------
 3.(i)           Articles of Incorporation of New Iberia National Bancorp, Inc.
 3.(ii)          By Laws of New Iberia National Bancorp, Inc.
27               Financial Data Schedule
