Form 10-Q/A
period 1995-03-31
NEW IBERIA BANCORP INC
filed 1995-06-28
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                 FORM 10-Q/A-1


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1995.

/ / Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934

          For the transition period from              to
                                         ------------    -------------

          Commission file number   0-13307
                                 --------------

                          The New Iberia Bancorp, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Louisiana                                          72-0969631
  ----------------------------                          --------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

   800 S. Lewis Street, New Iberia, Louisiana                   70560
- --------------------------------------------------------------------------------
   (address of principal executive offices                    (Zip Code)

Registrant's telephone number, including area code (318) 365-6761
                                                  ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X               No
                           -----                -----

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

                     Yes                     No
                         -----                  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         1,991,760 shares common stock

PART II

      Item 6 - Exhibits.

                                                                                Sequentially
      Exhibit                          Description                              Numbered Page
      -------                          -----------                              -------------
      3.1                  Articles of Incorporation of The New Iberia         Pages 3 thru 9
                           Bancorp, Inc.

      3.2                  By-Laws of The New Iberia Bancorp, Inc.             Pages 10 thru 25


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its own behalf by the undersigned thereunto duly authorized.


                                      THE NEW IBERIA BANCORP, INC.


Date: June 26, 1995                   By:  /s/ Ernest Freyou
                                           Ernest Freyou
                                           President and Chief Executive Officer


Date: June 26, 1995                   By:  /s/ Leonard J. Freyou
                                           Leonard J. Freyou
                                           Senior Vice-President and Cashier