Form 10-Q
period 1995-06-30
NEW IBERIA BANCORP INC
filed 1995-08-11
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995.


  / / Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934

         For the transition period from __________ to ___________


         Commission file number   0- 13307


                          The New Iberia Bancorp, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                 Louisiana                              72-0969631
         -----------------------------            --------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

        800 South Lewis, New Iberia, Louisiana             70560
        ----------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code  (318) 365-6761



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

                         2,000,000 shares common stock

PART I   FINANCIAL INFORMATION

         Item 1 -   Financial Statements

                    (a)   Financial Highlights
                    (b)   Balance Sheet
                    (c)   Income Statement
                    (d)   Changes in Shareholder's Equity
                    (e)   Cash Flow


         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                    (a)   Liquidity
                    (b)   Capital Resources
                    (c)   Results of Operations



PART II  OTHER INFORMATION

         Item 1 -   Legal Proceedings
         Item 2 -   Changes in Securities
         Item 4 -   Submission of Matters to a Vote of Security Holders
         Item 6 -   Exhibits and Reports on Form 8-K

         Exhibit 3(i) First Restated Articles of Incorporation of Bancorp (filed with the Commission on July 19, 1995 as
                          Exhibit 3.(i) to Bancorp's Form 8-A/A1 (File No. 0-13307) and incorporated herein by reference).
         Exhibit 3(ii) Amended and Restated Bylaws of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3.(ii) to Bancorp's Form 8-A/A1 (File No. 0-13307) and incorporated herein by reference).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its own behalf by the undersigned thereunto duly authorized.


                                  THE NEW IBERIA BANCORP, INC.
                                  ----------------------------


DATE:   August 9, 1995            BY: /s/ ERNEST FREYOU
     -------------------             -------------------------------------
                                     Ernest Freyou
                                     President and Chief Executive Officer


DATE:   August 9, 1995            BY: /s/ LEONARD J. FREYOU
     -------------------             -------------------------------------
                                     Leonard J. Freyou
                                     Senior Vice-President and Cashier

                                   10-Q INDEX


                                PART I

                        FINANCIAL INFORMATION

Item 1   Financial Highlights...............................    1
         Consolidated Comparative Balance Sheet.............  2-4
         Consolidated Comparative Income Statement..........  5-6
         Consolidated Statement of Changes in
         Shareholder's Equity...............................    7
         Consolidated Statement of Cash Flow................  8-9



Item 2   Management's Discussion & Analysis of Financial
         Condition and Results of Operations
         Overview...........................................   10
         Captal Resources...................................   10
         Net Interest Income................................   11
         Earning Assets.....................................   11
         Investment Securities..............................11-12
         Interest-Bearing Liabilities.......................   12
         Interest Expense...................................   12
         Reserve and Provision for Possible Loan Losses.....12-13
         Other Income.......................................   14
         Other Expenses.....................................   14
         Income Taxes.......................................   14
         Nonperforming Assets and Past Due Loans............14-15
         Liquidity and Interest Rate Sensitivity............15-16

                               PART II

                          OTHER INFORMATION

Item 1   Legal Proceedings..................................17-18
Item 2   Changes in Securities..............................   19
Item 4   Submission of Matters to Vote of Security Holders..   19
Item 6   Exhibits and Reports on Form 8-K...................   19


Exhibit 3(i) First Restated Articles of Incorporation of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3.(i) to Bancorp's Form 8-A/A1 (File No. 0-13307) and incorporated herein by reference).
Exhibit 3(ii) Amended and Restated Bylaws of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3.(ii) to Bancorp's Form 8-A/A1 (File No. 0-13307) and incorporated herein by reference).
Exhibit 27       Financial Data Schedule.

ITEM 1 (A)                  FINANCIAL HIGHLIGHTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                  1995     1994     Percent
                                                  ----     ----     -------
                                                                    Change
                                                                    ------
FOR  6  MONTHS      Net Income..................  1261      1562    (19%)
    ---             -------------------------------------------------------
ENDED  6/30/95      Cash dividends declared.....   300       150     100%
       -------      -------------------------------------------------------
                    Average Common Shares
                    Outstanding (in thousands) 1,991.8   1,991.8

- --------------------------------------------------------------------------
PER SHARE           Net Income..................   .63       .78    (19%)
                    ------------------------------------------------------
FOR  6  MONTHS      Cash Dividends Declared.....   .15      .075     100%
    ---             ------------------------------------------------------
ENDED 6/30/95       Shareholder's Equity
      --------
                    (Book Value)                   10.97    9.96     10%
                    ------------------------------------------------------
                    Market Value................    N/A     N/A      N/A

- --------------------------------------------------------------------------

- --------------------------------------------------------------------------
FOR  3  MONTHS      Net Income..................   655       872    (25%)
    ---             ------------------------------------------------------
ENDED 3/31/95       Cash Dividends Declared.....   150       150      0%
      -------       -----------------------------------------------------
                    Average Common Shares
                    Outstanding (in thousands).1,991.8   1,991.8      -

- --------------------------------------------------------------------------
PER SHARE           Net Income...............      .33       .44    (25%)
                    ------------------------------------------------------
FOR  3  MONTHS      Cash Dividends Declared..     .075      .075      0%
    ---             ------------------------------------------------------
ENDED 3/31/95
      -------

- --------------------------------------------------------------------------



                                        AS OF  6/30/95   12/31/94
- ------------------------------------------------------------------------
                   Total Assets...............245,383   233,268      5%
                   -----------------------------------------------------
                   Total Earning Assets.......229,350   211,969      8%
                   -----------------------------------------------------
                   Total Loans Gross..........129,626   112,781     15%
                   -----------------------------------------------------
                   Total Deposits.............220,459   210,594      5%
                   -----------------------------------------------------
                   Total Shareholder's Equity. 21,935    20,027     10%
                   -----------------------------------------------------
                   Total Trust Assets.........  2,337     2,440     (4%)
                   -----------------------------------------------------

- ------------------------------------------------------------------------

REPRESENTATION OF MANAGEMENT:

All adjustments have been made which, in the opinion of Management, are necessary to fairly present the financial results for the interim periods presented.

Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

For all periods, the share amount, per share data and par value throughout the Financial Statements have been adjusted to give effect to the 40 to 1 stock split and change in par value as reported in the Form 10-Q filed with the Commission by the Corporation on May 12, 1995.

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET                           CURRENT QUARTER                     PREVIOUS YEAR
                                                                             AS OF 6/30/95                       AS OF 12/31/94
                                          ASSETS             ----------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS                                                          $9,576,702.65                      $10,234,599.53

INVESTMENT SECURITIES: (SEE NOTE)
1.  HELD TO MATURITY: Fair Value of $59,005,486 at
                      6/30/95 and $61,882,000 at
                      12/31/94, respectively
(A)  U.S. TREASURY SECURITIES                                  $7,968,131.78                       $9,899,023.37
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                           $6,470,940.00                       $8,493,240.00
        MORTGAGE BACKED SECURITIES                            $19,907,966.26                      $21,031,951.65
(C)  OBLIGATIONS OF STATES & POLITICAL
     SUBDIVISIONS                                             $23,147,354.98                      $23,702,082.07
(D)  DOMESTIC DEBT SECURITIES                                    $497,355.00                         $497,140.00
(E)  CORPORATE STOCKS IN OTHER BANKS                                   $0.00                               $0.00
     TOTAL INVESTMENT HELD TO MATURITY                                          $57,991,748.02                      $63,623,437.09
2.  AVAILABLE FOR SALE, at Fair value
(A)  U.S. TREASURY SECURITIES                                 $12,047,462.50                      $15,827,103.28
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                           $2,580,700.00                       $1,442,800.00
        MORTGAGE BACKED SECURITIES                            $11,768,580.38                      $15,322,445.85
(C)  OBLIGATIONS OF STATES & POLITICAL                                 $0.00                               $0.00
     SUBDIVISIONS
(D)  DOMESTIC DEBT SECURITIES                                  $2,398,082.51                       $3,069,110.00
(E)  CORPORATE STOCKS IN OTHER BANKS                             $150,083.75                         $150,083.75
     TOTAL INVESTMENT AVAILABLE FOR SALE                                        $28,944,909.14                      $35,811,542.88
TOTAL INVESTMENT SECURITIES                                                     $86,936,657.16                      $99,434,979.97

FEDERAL FUNDS SOLD                                                              $13,201,764.52                       $3,809,395.02

LOANS HELD FOR SALE                                              $285,300.00                         $439,974.00

LOANS:  GROSS                                                $129,340,693.99                     $112,350,672.11
  LESS:
     (A) UNEARNED INCOME ON LOANS                                ($95,364.22)                         ($9,739.14)
     (B) RESERVE FOR POSSIBLE LOAN LOSSES                     ($3,302,770.50)                     ($3,114,213.10)
  LOANS: NET                                                                   $126,227,859.27                     $109,666,693.87

BANK PREMISES, EQUIPMENT, FURNITURE & FIXTURES                 $5,507,735.35                       $5,695,083.68
REAL ESTATE OWNED OTHER THAN BANK PREMISES                       $106,815.89                         $181,815.89
INTANGIBLE ASSETS                                                $287,636.98                         $347,471.96
OTHER ASSETS                                                   $3,537,379.64                       $3,898,055.11
     TOTAL OTHER ASSETS                                                          $9,439,567.86                      $10,122,426.64
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $245,382,551.46                     $233,268,095.03
                                                                             ==================                  ==================

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET                           CURRENT QUARTER                   PREVIOUS YEAR
            (CONTINUED)                                                      AS OF 6/30/95                     AS OF 12/31/94
                                                             --------------------------------------------------------------------

                        LIABILITIES AND CAPITAL
- ---------------------------------------------------------------------------------------------------------------------------------
DEPOSITS IN DOMESTIC OFFICES


(A)  DEMAND                                                   $31,993,282.29                    $31,257,072.14
(B)  NOW, SUPER NOW & MONEY MARKET ACCOUNTS                   $61,272,519.96                    $60,939,619.91
(C)  SAVINGS & CHRISTMAS CLUB                                 $18,284,538.42                    $18,204,428.35
(D)  TIME CD'S - $100,000 AND OVER                            $40,030,319.61                    $36,709,013.46
(E)  TIME CD'S - OTHER                                        $52,903,069.06                    $47,358,501.35
(F)  IRA CD'S                                                 $15,974,866.88                    $16,125,525.70
     TOTAL DEPOSITS                                                            $220,458,596.22                   $210,594,160.91

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD                                      $1,724,699.00                     $1,603,571.41

OTHER LIABILITIES                                                                $1,263,930.79                     $1,043,828.01

     TOTAL LIABILITIES                                                         $223,447,226.01                   $213,241,560.33

COMMON STOCK:
(1)  SHARES AUTHORIZED  10,000,000
(2)  COMMON STOCK, NO PA2,000,000                              $9,500,500.00                     $9,497,410.00
(3)  UNDIVIDED PROFITS                                        $12,706,475.24                    $11,716,358.08
(4)  TREASURY STOCK- 8,240 AT 12/31/94                                 $0.00                        ($2,060.00)
(5)  UNREALIZED GAIN(LOSS) ON AFS INVESTMENTS                   ($271,649.79)                   ($1,185,173.38)
            NET OF INCOME TAX EFFECT
     TOTAL EQUITY CAPITAL                                                       $21,935,325.45                    $20,026,534.70
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY CAPITAL                                           $245,382,551.46                   $233,268,095.03
                                                                             ==================                ==================

ITEM I - (C) CONSOLIDATED COMPARATIVE STATEMENT OF INCOME

                                                       QUARTER ENDING   QUARTER ENDING     YEAR TO DATE      YEAR TO DATE
                                                           6/30/95        6/30/94          ENDED 6/30/95     ENDED 6/30/94

INTEREST INCOME:
 INTEREST & FEES ON LOANS                               $2,934,352.63   $2,062,074.16       $5,560,717.97    $4,085,333.95
 U.S. TREASURY NOTES                                      $342,882.80     $413,366.77         $724,111.19      $822,197.90
 U.S. GOVERNMENT:
     AGENCY NOTES                                         $192,538.18      $28,912.50         $376,417.34       $61,475.55
     MORTGAGE BACKED SECURITIES                           $629,433.97     $776,414.14       $1,278,376.67    $1,621,126.86
 OBLIGATIONS OF STATE & POLITICAL SUB.                    $315,064.17     $297,032.39         $620,813.84      $557,422.01
 DOMESTIC DEBT SECURITIES                                  $52,568.98      $63,064.11         $113,676.11      $119,633.19
 OTHER INTEREST INCOME                                    $112,132.66      $43,403.96         $185,699.15       $96,281.19
- ---------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME                                   $4,578,973.39   $3,684,268.03       $8,859,812.27    $7,363,470.65

INTEREST EXPENSE:
  INTEREST ON DEPOSITS                                  $1,969,730.65   $1,285,325.43       $3,725,120.49    $2,599,641.50
  INTEREST ON SHORT TERM BORROWING                         $23,820.07      $19,459.15          $49,815.50       $32,259.13
- ---------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                  $1,993,550.72   $1,304,784.58       $3,774,935.99    $2,631,900.63

NET INTEREST INCOME                                     $2,585,422.67   $2,379,483.45       $5,084,876.28    $4,731,570.02

PROVISION FOR LOAN LOSSES                                  $62,790.00           $0.00         $124,890.00            $0.00

NET INTEREST INCOME AFTER PROVISION                     $2,522,632.67   $2,379,483.45       $4,959,986.28    $4,731,570.02
FOR LOAN LOSSES
- ---------------------------------------------------------------------------------------------------------------------------
COMMISSION & FEES FROM FIDUCIARY ACTIVITIES                 $2,123.74       $1,030.23           $3,491.80        $1,909.57


INSURANCE COMMISSIONS, FEES & PREMIUMS                     $26,622.14      $11,892.61          $43,226.00       $31,242.03
FEES ON OTHER CUSTOMER SERVICES                           $292,678.01     $260,484.02         $570,760.73      $529,593.46
INVESTMENT SECURITIES GAIN OR LOSS                        ($23,186.30)    ($16,262.69)        ($23,186.30)     ($16,262.69)
ALL OTHER INCOME                                          $221,813.16     $381,568.77         $384,492.83      $575,940.98
- ---------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME BEFORE OVERHEAD COST                       $3,042,683.42   $3,018,196.39       $5,938,771.34    $5,853,993.37

                                                      QUARTER ENDING    QUARTER ENDING     YEAR TO DATE     YEAR TO DATE
                                                          6/30/95        6/30/94           ENDED 6/30/95    ENDED 6/30/94
OTHER EXPENSES:
 SALARIES                                                $997,707.95     $815,967.97       $1,897,957.15    $1,596,286.07
 NET OCCUPANCY EXPENSE OF PREMISES                       $114,901.77     $107,605.16         $236,077.24      $213,660.40
 FURNITURE & EQUIPMENT                                   $167,057.82     $161,351.16         $338,844.28      $319,398.02
 OTHER EXPENSES                                          $900,124.31     $702,992.66       $1,737,062.12    $1,520,847.73

 TOTAL OTHER EXPENSES                                  $2,179,791.85   $1,787,916.95       $4,209,940.79    $3,650,192.22

 NET INCOME OR (LOSS) BEFORE INCOME TAX                  $862,891.57   $1,230,279.44       $1,728,830.55    $2,203,801.15
 INCOME TAX EXPENSE                                      $207,761.67     $357,302.00         $467,206.39      $641,843.00
- --------------------------------------------------------------------------------------------------------------------------
INCOME OR LOSS BEFORE EXTRAORDINARY ITEMS                $655,129.90     $872,977.44       $1,261,624.16    $1,561,958.15
                                                      ===============================      ===============================


EARNINGS PER SHARE DATA                                        $0.33           $0.44               $0.63            $0.78

DIVIDENDS PER SHARES OUTSTANDING                              $0.075          $0.075               $0.15           $0.075

ITEM I - (D) CONSOLIDATED CHANGES IN STOCKHOLDER'S EQUITY

                                                 THREE MONTHS      PREVIOUS YEAR
                                                 ENDED 6/30/95     ENDED 6/30/94
                                                 -----------------------------------
STATEMENT OF CHANGES IN CAPITAL ACCOUNTS

BALANCE AT BEGINNING OF YEAR                     $20,026,534.70      $19,076,569.15


NET INCOME                                        $1,261,624.16       $1,561,958.15
SALE OF TREASURY STOCK                               $33,025.00           $1,950.00
NET CHANGE IN UNREALIZED GAIN/LOSS                  $913,523.59        ($647,880.22)
ON AVAILABLE FOR SALE SECURITIES
(NET OF TAX EFFECT)
- ------------------------------------------------------------------------------------
TOTAL ADDITIONS                                   $2,208,172.75         $916,027.93

DEDUCTIONS:

CASH DIVIDENDS DECLARED                             $299,382.00         $149,382.00
- ------------------------------------------------------------------------------------
TOTAL DEDUCTIONS                                    $299,382.00         $149,382.00

BALANCE AT END OF PERIOD                         $21,935,325.45      $19,843,215.08
                                                 ===================================

                          THE NEW IBERIA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                 1995              1994
                                                            ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                     $1,261,624       $1,561,958

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                       359,265          325,359
  DISCOUNT ACCRETION & PREMIUM AMORTIZATION                          58,149          594,279
  PROVISION FOR LOAN LOSSES                                         124,890                0
  NET GAIN ON SALE OF REAL ESTATE OWNED                              (5,000)             912
  LOSS SALE OR CALL OF INVESTMENT SECURITIES                        (23,186)         (16,263)
  INCREASE IN OTHER LIABILITIES                                     220,103           99,326
  DECREASE (INCREASE) IN OTHER ASSETS                               360,675         (548,220)

  NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,356,520        2,017,351

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF INVESTMENT SECURITIES (AFS)               4,880,935        7,896,853
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(HTM)        10,618,324        6,888,868
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(AFS)         6,345,236       13,368,166
  PURCHASE OF INVESTMENT SECURITIES(HTM)                         (7,072,000)      (9,638,956)
  PURCHASE OF INVESTMENT SECURITIES(AFS)                           (977,656)     (11,992,050)
  NET (INCREASE) DECREASE IN LOANS                              (17,104,011)      (4,929,432)
  PURCHASE OF BANK PREMISES & EQUIPMENT                            (112,081)        (297,402)
  PROCEEDS FROM SALE OF:
    OTHER REAL ESTATE OWNED                                          80,000                0

  NET CASH PROVIDED BY (USED IN)
  INVESTMENT ACTIVITIES                                         ($3,341,253)      $1,296,047

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

                                                                 YTD 1995        YTD 1994
                                                            ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  SALE OF TREASURY STOCK                                             33,025            1,950
  NET INCREASE (DECREASE) IN REPURCHASE AGREEMENTS                 $121,128         $773,579
  NET INCREASE (DECREASE) IN DEMAND, NOW &
    SAVINGS DEPOSITS                                             $1,149,220      ($2,433,276)
  NET INCREASE (DECREASE) IN CERTIFICATES OF DEPOSITS            $8,715,215      ($4,150,564)
  DIVIDENDS PAID                                                  ($299,382)       ($283,751)

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            $9,719,206      ($6,092,062)

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             $8,734,473      ($2,778,664)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                $14,043,995      $16,544,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       22,778,467       13,765,385

SUPPLEMENTAL DISCLOSURE:

  INTEREST PAID ON BORROWINGS AND DEPOSITS                       $3,669,650       $2,619,985

  FEDERAL INCOME TAX PAID                                          $525,000         $657,568

Part I
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         In the second quarter of 1995, The New Iberia Bancorp, Inc. (the "Corporation") recorded net income of $655,130 ($.33 per share). This compares to the same period in 1994 when net income was $872,977 ($.44 per share). The change in net income is explained by the following changes: (i) net interest income increased by $205,940, mainly due to greater loan demand; (ii) other income decreased by $159,756 due to a reduction in zero-based income collected on loans which were previously acquired with no basis; (iii) salary costs have increased as a result of opening new locations in Lafayette and Abbeville; and
(iv) other expenses increased $197,132, mainly attributable to fees paid for legal services during the second quarter relating to the proceedings described in Part II, Item 1 - Legal Proceedings.

         On June 30, 1995 total assets of the Corporation were $245,382,551, which is an increase of $12,114,456 (5.19%) from the $233,268,095 reported for December 31, 1994 and an increase of $25,449,268 (11.57%) from June 30, 1994.
Gross loans on June 30, 1995 were $129,625,994, a $16,835,348 (14.93%) increase from the December 31, 1994 balance of $112,790,646 and an increase of $31,217,276 (31.72%) from the balance on June 30, 1994. Loans held for sale on June 30, 1995, December 31, 1994, and June 30, 1994 were $285,300, $439,974, and $81,999, respectively. The increase in loans is attributable to the continuing activity in mortgage lending, good retail consumer activity, and a steadily improving commercial loan market throughout 1994 and into 1995. Total deposits were $220,458,596 on June 30, 1995, a $9,864,435 (4.68%) increase from the balance of $210,594,161 on December 31, 1994 and an increase of $24,091,832 (12.27%) from the balance on June 30, 1994. The increase in deposits from December 1994 is primarily attributable to an increase in public funds from existing fiscal agent agreements and longer-term certificates of deposit. The addition of longer-term certificates of deposit was used to aid in asset/liability management given the current loan demand.

CAPITAL RESOURCES

         Capital ratios for the quarter ending June 30, 1995:

                                                         Regulatory
                               1995    1994    1993        Minimum
                               ----    ----    ----      ----------
Primary Capital               10.15%  10.29%   8.85%          5.5%
Leverage                       8.83%   9.13%   7.80%          5%*
Risk-based capital
   Tier I                     16.50%  19.39%  18.18%          6%*
   Total                      18.00%  20.89%  19.68%         10%*


*Current levels for a well capitalized institution in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The unrealized loss on Available for Sale securities reflected in the equity section of the balance sheet was excluded as required by regulatory agencies in the computation of these ratios.

         NET INTEREST INCOME - Net interest income is the difference between interest earned on assets and interest paid for the funds supporting those assets. As of June 30, 1995, net interest income was $5,084,876, an increase of $353,306 (7.47%) over the same period in 1994. The increase in net interest income is the result of an increase in loan activity over the last year. Interest rates rose substantially during 1994, but loan demand was relatively unaffected during that period. Activity in mortgage and commercial lending has continued to increase while retail consumer lending has remained strong throughout the same period. Interest costs have slowly but steadily increased throughout 1994 and 1995. This trend should continue as deposits reprice during the rest of 1995.

         EARNING ASSETS - Earning assets on June 30, 1995 were $229,348,827, an increase of $13,743,273 (6.37%) from the December 31, 1994 balance of $215,605,554. The change is the result of an increase in loans outstanding of $16,849,206 and $9,392,390 in federal funds sold, offset by a net decrease of $12,498,323 in investment securities.

         The average yield on earning assets for first half of 1995 was 8.34%. In 1994, the average yield on earning assets was 8.06%. The yield on loans has increased to an average of 8.90% from an average of 8.72% in 1994. The yield on investments has increased to an average of 6.49% from an average of 5.68% in 1994. The yield on investments is up due to overall higher interest rates.
The Corporation has continued to diversify the investment portfolio to maintain a good yield by investing in municipal bonds where spreads are better than other investment alternatives, short term treasury notes, and short average life mortgage backed securities. The average rate on Fed Funds Sold has increased to an average of 5.84% from an average of 3.39% in 1994. (All yields are year to date through June of the respective year.)

         INVESTMENT SECURITIES - The Corporation's goals with respect to investment portfolio management is to ensure (i) quality of securities, (ii) the maintenance of attractive rates of return on the funds invested and (iii) adequate liquidity to the Corporation. The portfolio consists primarily of U.S. Treasury Notes, Municipal Bonds, and Mortgage- Backed Securities. U.S. Treasury Notes and Municipal Bonds maturities are laddered to provide a constant liquidity source. Mortgage-Backed Securities provide liquidity, monthly cash flow and higher yields. The mix of the investment portfolio continues to change, primarily due to prepayments on mortgage-backed securities. The Corporation has primarily reinvested maturities and pay downs in 1995 into loans, where demand has been good.

         The breakdown of the investment portfolio as of June 30, 1995 is listed below:

                                                   (In Thousands of Dollars)

                                  Held to Maturity                    Available for Sale
                                  ----------------                    ------------------
                                Amortized       Fair                Amortized        Fair
                                Cost           Value                Cost             Value
                                ---------      -----                ---------        -----
U.S. Treasury Notes              $ 7,968        $8,049              $11,991         $12,048
U.S. Government
         Agency Notes              6,471         6,506                2,600           2,581
         Mortgage-Backed          19,908        20,491               11,843          11,768
Obligation State                  23,147        23,466                    0               0
         & Political
Domestic Debt                        497           493                2,451           2,398
Corporate Stock                        0             0                  150             150

Total                            $57,991       $59,005              $29,035         $28,945

Gross unrealized gains and losses on "Held to Maturity" securities were as follows:

                                     (In Thousands of Dollars)

                         Book         Unrealized    Unrealized        Market
                         Value          Gains         Losses          Value
                         -----        ----------    ----------        ------
U. S. Treasury Notes    $ 7,968        $   82         $  (1)         $ 8,049
U. S. Agency Notes        6,471            35             0            6,506
Mortgage-Backed Sec.     19,908           621           (38)          20,491
Obligation State         23,147           509          (190)          23,466
      & Political
Domestic Debt               497             0            (4)             493

Total                   $57,991        $1,247         $(233)         $59,005


         Under current regulatory capital rules, the unrealized loss as of June 30, 1995 in the "Available for Sale" securities totaling $271,650, net of tax, is excluded from capital when calculating leverage, primary capital and risk-based capital ratios.

         The Corporation had sales of securities during the second quarter of 1995 which produced proceeds of $8,380,935. These sales were made due to the need to restructure the investment portfolio to accommodate the increase in loan demand. Securities sold were used to fund loan activities and to provide for short term liquidity. Gains on sales of securities totalled $27,561 while losses incurred totalled $50,747, resulting in a net loss of $23,186. The Corporation sold securities during the second quarter of 1994 which yielded proceeds of $7,896,853. Gains on the sale of these securities totalled $147,400 while losses incurred totalled $163,663, resulting in a net loss of $16,263. All of the securities sold during the second quarter of 1994 were classified as available for sale and were sold as a result of changes in market conditions.

         INTEREST-BEARING LIABILITIES - Interest-bearing liabilities on June 30, 1995 were $190,190,013, reflecting an increase of $9,249,353 (5.11%) from the December 31, 1994 balance of $180,940,660 and an increase of $24,027,735 over the same date in 1994. As noted previously, the increase in this category is due to an increase in public funds on deposit and longer term certificates of deposit.

         INTEREST EXPENSE - Interest Expense as of June 30, 1995 totaled $3,774,936, which represents an increase of $1,143,035 (43.43%) from the 1994 amount of $2,631,901. The reason for the increase is the rapid rise in interest rates due to changes in Federal Reserve policy, which led to higher interest rates. Market interest rates have stabilized, but interest costs are expected to continue to rise in 1995 as customers reinvest their money over the next year in higher yielding deposits. The average rates paid year to date for all interest-bearing liabilities were 4.06% through June 1995 as compared to 3.10% for the same period in 1994. All yields are year to date through June of the respective year.

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

         An adequate level of the Allowance for Possible Loan Losses is determined by reviewing the quality of the loan portfolio, actual loan loss experience and the current and anticipated economic conditions and their effect on the market served by the Corporation. The Provision for Possible Loan Losses is the amount charged to earnings in order to maintain an adequate level of reserves. Other significant factors considered in determining the levels of the provision and the reserve are the growth or decline in the loan portfolio, the composition of the portfolio, industry concentrations, differing risks associated with each category of loans, the current and prospective financial condition of borrowers, the level of past due and nonperforming loans and the relationship of the reserve to the total loan portfolio. Management regularly reviews the loan portfolio in an effort to identify potential losses and to determine that the level of reserves that adequately reflects the potential loss exposure. Loans identified as problem credits are reviewed more frequently to determine potential changes in the reserve.

         Since actual losses may vary from current assessments, any necessary adjustments to the reserve are recorded in the period in which they become known. The loan review department of the Corporation monitors adherence to lending policies and procedures as well as asset quality.

         The Provision for Possible Loan Losses was $124,890 for the six months ending June 30, 1995 compared to none for the same period ending the previous year. The balance in the reserve over the two-year period reflects levels of charge-offs and management's estimates of collateral values when evaluating exposure in the loan portfolio. The reserve as a percentage of loans and leases was 2.55% at quarter end (June 30, 1995) compared to 2.76% at year end (December 1994). Management projects loan growth to continue throughout the remainder of the year. This growth is a factor in Management's periodic determination of the reserve. Management plans to make adjustments to the reserve based on recoveries received and charge-offs made to ensure that an adequate loan loss reserve is maintained.

         The diversification of the loan portfolio is an important factor in the assessment of loan quality and loss potential. Although the Corporation has extended a significant amount of loans to energy services and agricultural customers due to the prevalence of those industries in the local economy, the Corporation attempts to lend to a variety of industries to minimize its exposure to possible losses occurring from concentration of loans in any single sector. Broadening the Corporation's base of loan activity into the Lafayette, Louisiana market, along with the steadily improving local economy over the last few years, has had a positive effect on the performance of the loan portfolio. During 1993, the U.S. Congress passed the North American Free Trade Agreement (NAFTA). The Corporation believes that the increase in competition from Mexican producers as a result of the passage of NAFTA could have a direct adverse effect on the agricultural sugar and textile industries. Because the Corporation has customers in these industries, NAFTA may also adversely affect the Corporation. Also, NAFTA may have an indirect adverse effect on the Corporation's operating market. Management has considered these factors in establishing the Corporation's loan loss reserve.

         Another factor considered by management when assessing loan quality, loss potential and the consumer loan portfolio is the opening of new gaming establishments in the Corporation's marketing area. A recent review of past due loans does not indicate a significant negative effect as a result of gaming activities at this time.

         Charge-Offs year to date for 1995 were $95,686 compared to $63,817 in 1994. Recoveries year to date for 1995 were $159,354 compared to $65,546 in 1994. The small levels in charge-offs are attributable to Management's continued efforts to identify and work out problem loans.

         Year to date Loan Recoveries compared to prior year charge-offs was 91.87% and 64.71% for June 1995 and June 1994, respectively.

OTHER INCOME

         For the second quarter of 1995, Other Income was $543,237, a decrease of $110,709 (20.38%) over the $653,946 earned for the same period in 1994. The reduction is primarily due to the recognition of cash recoveries on zero based loans which were previously acquired with no basis. The earnings in 1995 reflect more normal levels than those of the same period in 1994. Year to date other income as of June 30, 1995 totaled $1,001,971, a decrease of $134,805 (11.86%) over the same period in 1994.

OTHER EXPENSES

         Total Other Expenses for the second quarter of 1995 was $2,179,792 compared to $1,787,917 for the same period in 1994. This reflects an increase of $391,875. Salary and benefits cost have increased from last year because of an increase in staff due to expansion into the Lafayette market. Legal and professional fees have also increased due to litigation (See Part II, Item 1 - Legal Proceedings).

INCOME TAXES

         The effective tax rate for 1995 is approximately 27% compared to 29% for the same period in 1994. The Corporation has invested more in tax-advantaged municipal securities in recent years. This provided a better overall yield compared to other investment securities options.


NONPERFORMING ASSETS AND PAST DUE LOANS

         Crucial to earnings performance is the monitoring of asset quality, chiefly in the evaluation of credit risk, and the minimization of the Corporation's exposure to losses. Management views these two critical functions as essential to sound banking practice. Therefore, management regularly obtains appraisals for the collateral supporting nonperforming assets and specifically establishes reserves for them based on the current market value of the collateral if necessary. Management utilizes historical loss trends to establish general reserves on nonperforming loans.

         Nonperforming assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. The following schedule reflects the balance of each category:


                                (In Thousands of Dollars)

                           June 30, 1995         December 31, 1994
                           -------------         -----------------
Non-accrual Loans               $ 89                      $ 97
Troubled Debt Restructuring      582                       606
Other Real Estate Owned          106                       182
Repossessed Movable Prop.         24                         6

Total                           $802                      $891

RISK ELEMENT INFORMATION

                           June 30, 1995          December 31, 1994
                           -------------          -----------------
Past due loans 90 days          $454                     $168
and still accruing

                                  June 30, 1995           June 30, 1994
                                  -------------          --------------
Amount of income on non-accrual      $   3                   $    4
loans that would have been
in income if still accruing

Interest income on restructured      $  39                   $   14
loans included in net income

         Typically, the Corporation's restructured loans are based on the ability to provide principal and interest repayment instead of providing a rate less than the market. As a result, any rate adjustment would have resulted in an immaterial change in earnings during the quarter.

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

         On June 30, 1995, impaired loans totaled $88,923. Of the total impaired loans, $76,572 required a total reserve of $62,572. There was no reserve for impairment on the remaining $12,351 of impaired loans. During the six month period ended June 30, 1995, impaired loans averaged $90,514. All impaired loans are on nonaccrual status and therefore no interest income was recognized on impaired loans.

NON-ACCRUAL OF INTEREST ON LOANS

         It is the policy of The Corporation to discontinue the accrual of interest on loans when principal or interest is in default for ninety days or more, unless, in the best judgement of the Officer Loan Committee, the loan is well secured and is in the process of collection. Interest previously accrued is reversed and the accrual of interest is discontinued.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Built into the Corporation's financial structure is the goal of maintenance of adequate liquidity;i.e., the ability to meet customers' requirements on a timely basis. The Corporation has in place an Asset/Liability computer software program to aid it in maintaining a reasonable balance between interest earning assets and interest bearing liabilities. The information is updated and analyzed by management on a monthly basis in order to allow management to diversify investments as needed to keep a proper balance of maturities. Management also regularly evaluates and manages interest rate sensitivity of assets and liabilities. This is critical to protect net income against wide fluctuations in interest rates and to maintain consistent growth of net interest income.

The Corporation's liquidity ratio on June 30, 1995 was 40.96% with a dependency ratio of 5.92%; the liquidity ratio on December 31, 1994 was 45.64% with a dependency ratio of 9.50%. Management believes that liquidity is enhanced by its ability to manage the interest rate sensitivity of assets and liabilities. The dependency ratio has decreased from December 1994 due to an increase in short term federal funds. Management actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model. The off balance sheet commitments, if funded, would have a limited impact on the liquidity of the Corporation, primarily due to the maturity structure of the investment portfolio.

CUMULATIVE MATURITY/RATE SENSITIVITY                    (All Dollar Amounts in Thousands)
- -------------------------------------------------------------------------------------------------------------------
EARNING ASSETS

                                  1-30          1-60          1-90         1-365        YEAR & OVER    TOTAL
LOANS*                            17,474         20,197         24,359        49,356         80,005        129,361
SHORT TERM INVESTMENTS            13,202         13,202         13,202        13,202              0         13,202
INVESTMENTS***                     1,274          2,780          3,774        22,176         64,611         86,787

TOTAL EARNING ASSETS              31,950         36,179         41,335        84,734        144,616        229,350

FUNDING SOURCES

PUBLIC FUNDS DDA                  13,321         13,321         13,321        13,321              0         13,321
NOW ACCOUNTS**                         0              0              0             0         26,558         26,558
MONEY MARKET (IMFA)               17,795         17,795         17,795        17,795              0         17,795
CERT. OF DEPOSIT -100M             6,186          8,330         12,973        33,998          6,032         40,030
OTHER TIME DEPOSITS                7,209         11,950         16,583        45,906         26,571         72,477
SAVINGS**                              0              0              0             0         18,285         18,285
REPURCHASE AGREEMENTS              1,724          1,724          1,724         1,724              0          1,724

TOTAL FUNDING                     46,235         53,120         62,396       112,744         77,446        190,190

CUMULATIVE MATURITY/             (14,285)       (16,941)       (21,061)      (28,010)        67,170         39,160
RATE SENSITIVITY (GAP)


AS A % OF EARNING ASSETS           -6.23%         -7.39%         -9.18%       -12.21%
AS A % OF TOTAL ASSETS             -5.82%         -6.90%         -8.58%       -11.41%

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

*** $150,084 - FIRST NATIONAL BANKERS BANK AND FNMA STOCK NOT RATE SENSITIVE AND IS NOT INCLUDED IN THE ONE YEAR AND OVER.

     THE AMOUNT OF PAYDOWNS RECEIVED ON A MONTHLY BASIS ON MORTGAGE BACKED SECURITIES IS NOT REFLECTED IN THIS SCHEDULE. PAY DOWNS AVERAGED ABOUT $250,000 A MONTH OVER THE FIRST HALF OF 1995, AND WOULD NOT HAVE CREATED A SIGNIFICANT DIFFERENCE IN THE PERCENTAGES ABOVE.

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

PART II   OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS:

         PENDING LITIGATION IN WHICH THE CORPORATION IS INVOLVED

         (1) SAMMY BROUSSARD INTERNATIONAL, INC. VS. CITY BANK, N.A., TEXAS INDEPENDENT BANK, THE NEW IBERIA BANK, & VISA U.S.A., INC., 16TH Judicial District Court, Suite Docket No. 75706-A, filed on June 30, 1992, in the amount of $4,300.00.

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

Recovery Prospect: Recovery from The New Iberia Bank is extremely remote.

         (2)     State Court Litigation

         On October 7, 1994, the Corporation filed a Petition for Declaratory Relief in the Civil District Court for the 16th Judicial District, Iberia Parish, State of Louisiana, (the "state court proceeding"). Named as a defendant in this suit was Jules A. Schwing ("Schwing"),individually and in his capacity as the executor of the estates of Jules B. Schwing and Marie Louise Landry Schwing. (Schwing has since been replaced as executor of his parents' succession.)

         The Petition for Declaratory Relief was filed in response to a request by Schwing that the Corporation call a special meeting of its shareholders to consider and vote upon various issues (the "shareholder proposals"). Section
2.3 of the Corporation's Bylaws provided that such a meeting could be called only upon the request of a shareholder owning, in the aggregate, two-thirds of the Corporation's issued and outstanding shares, which number of shares was not owned by Schwing. Because Schwing asserted that Section 2.3 of the Corporation's Bylaws was invalid, the Corporation sought a declaratory judgment that Section 2.3 of the Corporation's Bylaws was valid and enforceable.

         On November 8, 1994, the Corporation filed its First Amended and Restated Petition for Declaratory Relief (the "First Amended Petition") in the state court proceeding. In the First Amended Petition, the Corporation sought a declaratory judgment that the shareholder proposals were inappropriate for shareholder consideration under Louisiana Law. After a hearing on December 19, 1994, the court ruled that Section 2.3 of the Corporation's Bylaws was invalid. On December 28, 1995, Schwing presented to the Corporation written consents purporting to adopt the shareholder proposals. As Schwing had already solicited written consents with respect to his proposals, he did not resubmit his request for a special shareholders meeting.

         On January 3, 1995, the Corporation filed a Second Amended and Restated Petition for Declaratory and Injunctive Relief (the "Second Amended Petition") in the state court proceeding. The Second Amended Petition added new claims relating to the validity and authority of the shareholders committee allegedly empowered pursuant to the shareholder proposals and sought injunctive relief in relation to those claims. On that date, the court granted the a temporary restraining order enjoining the shareholders committee from conducting any activity until a preliminary injunction hearing could be held.

         The preliminary injunction hearing was held on Monday, January 9, 1995. At that hearing, the Corporation's request for an order restraining the activities of Schwing and the shareholders committee during the pendency of the proceedings was orally granted in part and denied in part. A written Preliminary Injunction Order memorializing (with some modifications) the court's oral ruling was entered on March 29, 1995. On April 12, 1995, the Corporation filed a Petition for Devolutive Appeal from the March 29, 1995 Preliminary Injunction Order. On that day, the Court granted the appeal upon the posting of a bond and the Corporation posted the necessary bond. In connection with its appeal, the Corporation sought from the Louisiana Third Circuit Court of Appeal a request for stay pending the appeal.

         Also on March 29, 1995, a hearing was held in the state court proceeding on cross Motions for Summary Judgment filed by the Corporation and Schwing relating to the validity and propriety of the shareholder proposals. On that date, the court orally granted Schwing's Motion for Summary Judgment and denied the Corporation's Motion for Summary Judgment. A written judgment to that effect and making the March 29, 1995 Preliminary Injunction Order permanent was signed on May 22, 1995 (the "Judgment").

         On May 24, 1995, the Corporation filed a Petition for Devolutive Appeal from the Judgment. Also on May 24, 1995, the Corporation requested that the motion it had previously filed with the appellate court for a stay pending appeal be reformed to reflect that it related to the appeal filed by the Corporation on that date instead. As of July 27, 1995, a ruling had not been rendered in connection with the stay request.

         On or about June 29, 1995, Schwing filed in the state court proceeding a Rule for Writ of Distringas to compel the Corporation to provide certain documents to Schwing. This filing requests a writ distraining the property of the Corporation and requesting an order adjudging the Corporation in contempt and a judgment for damages in an unspecified amount. The Corporation intends to contest this filing vigorously. A hearing on this matter has been scheduled for August 24, 1995.

         (3)     Federal Court Litigation

         On January 6, 1995, Schwing filed a Complaint for Injunctive Relief in the United States District Court for the Western District of Louisiana. The Complaint sought to enjoin, among other things, the enforcement of various amendments to the Corporation's Bylaws which were adopted by the board of directors at a meeting on January 3, 1995.

         On January 9, 1995, the Court refused to grant a temporary restraining order in connection with Schwing's Complaint for Injunctive Relief. A status conference on this matter was held on January 18, 1995, at which time Schwing's counsel reurged his request for a temporary restraining order or a preliminary injunction. At the status conference and at a hearing held February 13, 1995, the Court refused to grant a temporary restraining order or schedule a preliminary injunction hearing, and dismissed Schwing's Complaint for Injunctive Relief. Schwing filed a Notice of Appeal of that dismissal. On or about March 29, 1995, Schwing filed a Motion for Injunction During Pendency of Appeal in the United States District Court for the Western District of Louisiana, which was denied by the Court pursuant to a Minute Entry dated April 6, 1995. Schwing filed a brief in support of this appeal on July 17, 1995.
The Corporation's brief in opposition must be filed on or before August 18, 1995.

ITEM 2 - CHANGES IN SECURITIES.

         On April 19, 1995, a 40-for-1 stock split and an elimination of the par value of the common stock of the Corporation was effectuated. Detailed information concerning the stock split and the elimination of par value was reported in the Corporation's Form 10-Q for the first quarter of 1995, which was filed with the Commission on May 12, 1995.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 17, 1995, the Corporation held its annual meeting of shareholders, at which the shareholders voted on several proposals and elected directors. The results of the annual meeting were reported by the Corporation in its Form 10-Q for the first quarter of 1995, which was filed with the Commission on May 12, 1995.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a form 8-K on April 28, 1995 with the Commission. The Form 8-K reported a change in the executor of the Succession of Jules B. Schwing and the Succession of Marie Louise Landry Schwing, which collectively own 30.37% of the common stock of the Corporation. The Form 8-K also reported a change in the manner in which the stock owned by the aforementioned successions is voted. No financial statements were filed with the Form 8-K.

EXHIBITS

         3 (i) First Restated Articles of Incorporation of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3(i) to Bancorp's Form 8-A/A1 (File No. 0-13307) and incorporated herein by reference).

         3 (ii) Amended and Restated Bylaws of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3(ii) to Bancorp's Form 8-A/A1 (File No. 0-13307) and incorporated herein by reference).

        27       Financial Data Schedule.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

27           Financial Data Schedule.
