Form 10-Q
period 1995-09-30
NEW IBERIA BANCORP INC
filed 1995-11-13
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1995.

 / / Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934

        For the transition period from __________ to ___________

        Commission file number    0- 13307
                               -------------

                          The New Iberia Bancorp, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                   Louisiana                              72-0969631
     ------------------------------------------    ------------------------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

         800 South Lewis, New Iberia, Louisiana              70560
     ----------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code  (318) 365-6761
                                                          ----------------

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


                         2,000,000 shares common stock

PART I    FINANCIAL INFORMATION

        Item 1 -     Financial Statements

                     (a)    Financial Highlights
                     (b)    Balance Sheet
                     (c)    Income Statement
                     (d)    Changes in Stockholder's Equity
                     (e)    Cash Flow


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                     (a)    Capital Resources
                     (b)    Results of Operations
                     (c)    Liquidity


PART II   OTHER INFORMATION

        Item 1 -     Legal Proceedings
        Item 6 -     Exhibits and Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its own behalf by the undersigned thereunto duly authorized.


                            THE NEW IBERIA BANCORP, INC.
                            ----------------------------


DATE: November 9, 1995      BY: /s/ Ernest Freyou
                               -------------------------------------
                               Ernest Freyou
                               President and Chief Executive Officer


DATE: November 9, 1995      BY: /s/ Leonard J. Freyou
                               -------------------------------------
                               Leonard J. Freyou
                               Senior Vice-President and Cashier

                                   10-Q INDEX

                                     PART I

                             FINANCIAL INFORMATION

Item 1  Financial Highlights...............................    1
        Consolidated Comparative Balance Sheet.............  2-4
        Consolidated Comparative Income Statement..........  5-6
        Consolidated Statement of Changes in
        Stockholder's Equity...............................    7
        Consolidated Statement of Cash Flow................  8-9



Item 2  Management's Discussion & Analysis of Financial
        Condition and Results of Operations
        Overview...........................................   10

        Capital Resources..................................   11

        Results of Operations:
              Net Interest Income..........................   11
              Earning Assets...............................   11
              Investment Securities........................   12
              Interest-Bearing Liabilities.................   13
              Interest Expense.............................   13
              Reserve and Provision for Possible Loan
              Losses.......................................13-14
              Other Income.................................   15
              Other Expenses...............................   15
              Income Taxes.................................   15
              Nonperforming Assets and Past Due Loans......15-16

        Liquidity and Interest Rate Sensitivity............17-18

                                    PART II

                               OTHER INFORMATION

Item 1  Legal Proceedings..................................19-21
Item 6  Exhibits and Reports on Form 8-K...................   22

ITEM 1 (A)                  FINANCIAL HIGHLIGHTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                  1995          1994          PERCENT
                                                  ----          ----          CHANGE
                                                                              ------
FOR  9  MOS.  Net Income                          1,909         2,309         (17%)

ENDED 9/30/95 Cash dividends declared               450           150         200%
              Average Common Shares
              Outstanding (in thousands)          1,995.2       1,991.8

--------------------------------------------------------------------------------------

PER SHARE     Net Income                            .96          1.16         (17%)

FOR  9 MOS.   Cash dividends declared              .225          .075         200%

ENDED 9/30/95 Shareholder's Equity
              (Book Value)                        11.23         10.24          10%
              Market Value                        16.75           N/A          N/A

--------------------------------------------------------------------------------------

FOR  3 MOS    Net Income                            647           747          13%

ENDED 9/30/95 Cash dividends declared               150           -0-          N/A
              Average Common Shares
              Outstanding (in thousands)          2,000.0       1,991.6

--------------------------------------------------------------------------------------

PER SHARE     Net Income                            .32            .37        (13%)
FOR  3 MOS    Cash dividends declared              .075            -0-         N/A
ENDED 9/30/95
--------------------------------------------------------------------------------------

                     AS OF                 09/30/95      12/31/94      PERCENT
                     -----                 --------      --------      CHANGE
                                                                       -------
              Total Assets                 247,168       233,268       06%
              Total Earning Assets         231,878       211,969       09%
              Total Loans Gross            140,060       112,781       24%
              Total Deposits               221,352       210,594       05%
              Total Shareholder's
                     Equity                 22,466        20,027       12%
              Total Trust Assets             2,685         2,440       10%

REPRESENTATION OF MANAGEMENT:

All adjustments have been made which, in the opinion of Management, are necessary to fairly present the financial results for the interim periods presented.

Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

For all periods, the share amount, per share data and par value throughout the Financial Statements have been adjusted to give effect to the 40-to-1 stock split and change in par value as reported in the Form 10-Q filed with the Commission by the Corporation on May 12, 1995.

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET

                            ASSETS                                       CURRENT QUARTER                          PREVIOUS YEAR
                                                                          AS OF 9/30/95                          AS OF 12/31/94
                                                                         ---------------                         --------------
CASH AND DUE FROM BANKS                                 $10,124,488.52                       $10,234,599.53
FEDERAL FUNDS SOLD                                       $8,884,822.72                        $3,809,395.02
                                                        --------------                       --------------
     TOTAL CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD                         19,009,311.24                         14,043,994.55

INVESTMENT SECURITIES: (SEE NOTE)
1.  HELD TO MATURITY: Fair Value of $57,851,070 at
                      9/30/95 and $61,882,000 at
                      12/31/94, respectively
(A)  U.S. TREASURY SECURITIES                            $7,986,130.18                        $9,899,023.37
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                      5,972,000.00                         8,493,240.00
        MORTGAGE BACKED SECURITIES                       19,071,053.08                        21,031,951.65
(C)  OBLIGATIONS OF STATES & POLITICAL
     SUBDIVISIONS                                        22,877,486.58                        23,702,082.07
(D)  DOMESTIC DEBT SECURITIES                               497,460.00                           497,140.00
(E)  CORPORATE STOCKS IN OTHER BANKS                              0.00                                 0.00
                                                        --------------                       --------------
     TOTAL INVESTMENT HELD TO MATURITY                                     $56,404,129.84                        $63,623,437.09

2.  AVAILABLE FOR SALE, at Fair value
(A)  U.S. TREASURY SECURITIES                           $10,043,680.00                       $15,827,103.28
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                      2,597,271.40                         1,442,800.00
        MORTGAGE BACKED SECURITIES                       11,247,034.63                        15,322,445.85
(C)  OBLIGATIONS OF STATES & POLITICAL                            0.00                                 0.00
     SUBDIVISIONS
(D)  DOMESTIC DEBT SECURITIES                             2,393,142.14                         3,069,110.00
(E)  CORPORATE STOCKS IN OTHER BANKS                        150,083.75                           150,083.75
                                                        --------------                       --------------

     TOTAL INVESTMENT AVAILABLE FOR SALE                                   $26,431,211.92                        $35,811,542.88
TOTAL INVESTMENT SECURITIES                                                $82,835,341.76                        $99,434,979.97

LOANS HELD FOR SALE                                        $133,128.06                          $439,974.00

LOANS:  GROSS                                           140,024,958.04                       112,940,223.02
  LESS:
     (A) UNEARNED INCOME ON LOANS                           (97,541.10)                           (9,739.14)
     (B) RESERVE FOR POSSIBLE LOAN LOSSES                (3,324,432.78)                       (3,114,213.10)
                                                        --------------                       --------------
  LOANS: NET                                                              $136,736,112.22                       $110,256,244.78

BANK PREMISES, EQUIPMENT, FURNITURE & FIXTURES           $5,452,234.01                        $5,695,083.68
REAL ESTATE OWNED OTHER THAN BANK PREMISES                  106,815.89                           181,815.89
INTANGIBLE ASSETS                                           257,223.62                           347,471.96
OTHER ASSETS                                              2,770,472.91                         3,308,504.20

     TOTAL OTHER ASSETS                                                     $8,586,746.43                         $9,532,875.73
                                                                          ---------------                       ---------------

TOTAL ASSETS                                                              $247,167,511.65                       $233,268,095.03
                                                                          ===============                       ===============

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET
            (CONTINUED)

                                                                           CURRENT QUARTER                       PREVIOUS YEAR
                            LIABILITIES AND CAPITAL                         AS OF 9/30/95                        AS OF 12/31/94
                                                                           ---------------                       --------------
DEPOSITS IN DOMESTIC OFFICES


(A)  DEMAND                                               $33,854,065.52                       $31,257,072.14
(B)  NOW, SUPER NOW & MONEY MARKET ACCOUNTS                59,337,843.23                        60,939,619.91
(C)  SAVINGS & CHRISTMAS CLUB                              17,975,122.03                        18,204,428.35
(D)  TIME CD'S - $100,000 AND OVER                         43,058,993.94                        36,709,013.46
(E)  TIME CD'S - OTHER                                     51,178,746.58                        47,358,501.35
(F)  IRA CD'S                                              15,947,170.97                        16,125,525.70
                                                          --------------                       --------------
     TOTAL DEPOSITS                                                         $221,351,942.27                       $210,594,160.91

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD                                   $1,778,025.56                         $1,603,571.41

OTHER LIABILITIES                                                             $1,571,468.05                         $1,043,828.01

     TOTAL LIABILITIES                                                      $224,701,435.88                       $213,241,560.33

COMMON STOCK:
(1)  SHARES AUTHORIZED      10,000,000
(2) COMMON STOCK, NO PAR 2,000,000                         $9,500,500.00                        $9,497,410.00
(3)  UNDIVIDED PROFITS                                     13,203,858.46                        11,716,358.08
(4)  TREASURY STOCK- 8,240 SHARES AT 12/31/94                       0.00                            (2,060.00)
(5)  UNREALIZED GAIN(LOSS) ON AFS INVESTMENTS                (238,282.69)                       (1,185,173.38)
                                                          --------------                       --------------
            NET OF INCOME TAX EFFECT
     TOTAL EQUITY CAPITAL                                                    $22,466,075.77                        $20,026,534.70
                                                                            ---------------                       ---------------

TOTAL LIABILITIES AND EQUITY CAPITAL                                        $247,167,511.65                       $233,268,095.03
                                                                            ===============                       ===============

ITEM I - (C) CONSOLIDATED COMPARATIVE STATEMENT OF INCOME

                                                 QUARTER                QUARTER               YEAR TO DATE         YEAR TO DATE
                                                  ENDING                 ENDING                  ENDED               ENDED
                                                 9/30/95                9/30/94                 9/30/95             9/30/94
                                               -------------      -------------                --------------      --------------
INTEREST INCOME:
 INTEREST & FEES ON LOANS                      $3,110,564.19      $2,291,651.85                 $8,671,282.16       $6,376,985.80
 U.S. TREASURY NOTES                              296,153.39         335,602.58                  1,020,264.58        1,157,800.48
 U.S. GOVERNMENT:                                       0.00               0.00                          0.00                0.00
     AGENCY NOTES                                 155,232.71          94,932.78                    531,650.05          156,408.33
     MORTGAGE BACKED SECURITIES                   592,802.24         746,160.30                  1,871,178.91        2,367,287.16
 OBLIGATIONS OF STATE & POLITICAL SUB.            293,668.40         317,414.45                    914,482.24          874,836.46
 DOMESTIC DEBT SECURITIES                          42,584.90          36,245.24                    156,261.01          155,878.43
 OTHER INTEREST INCOME                            152,732.24          34,774.45                    338,431.39          131,055.64
                                               -------------      -------------                --------------      --------------

TOTAL INTEREST INCOME                          $4,643,738.07      $3,856,781.65                $13,503,550.34      $11,220,252.30

INTEREST EXPENSE:
  INTEREST ON DEPOSITS                         $2,014,082.63      $1,362,355.84                 $5,739,203.12       $3,961,997.34
  INTEREST ON SHORT TERM BORROWING                 23,105.29          21,741.73                     72,920.79           54,000.86
                                               -------------      -------------                --------------      --------------

TOTAL INTEREST EXPENSE                         $2,037,187.92      $1,384,097.57                 $5,812,123.91       $4,015,998.20
                                               -------------      -------------                --------------      --------------

NET INTEREST INCOME                            $2,606,550.15      $2,472,684.08                 $7,691,426.43       $7,204,254.10

PROVISION FOR LOAN LOSSES                         150,110.00          41,175.00                    275,000.00           41,175.00
                                               -------------      -------------                --------------      --------------

NET INTEREST INCOME AFTER PROVISION            $2,456,440.15      $2,431,509.08                 $7,416,426.43       $7,163,079.10
FOR LOAN LOSSES

COMMISSION & FEES FROM FIDUCIARY ACTIVITIES        $1,169.59          $1,127.96                     $4,661.39           $3,037.53


INSURANCE COMMISSIONS, FEES & PREMIUMS            $31,625.53         $28,087.13                    $74,851.53          $59,329.16
FEES ON OTHER CUSTOMER SERVICES                   302,923.98         319,063.39                    873,684.71        1,007,478.58
INVESTMENT SECURITIES GAIN OR LOSS                  1,010.00         (17,104.20)                   (22,176.30)         (33,366.89)
ALL OTHER INCOME                                  205,409.58          94,830.30                    589,902.41          511,949.55
                                               -------------      -------------                --------------      --------------

TOTAL INCOME BEFORE OVERHEAD COST              $2,998,578.83      $2,857,513.66                 $8,937,350.17       $8,711,507.03

                                                 QUARTER             QUARTER        YEAR TO DATE        YEAR TO DATE
                                                  ENDING              ENDING            ENDED              ENDED
                                                 9/30/95             9/30/94           9/30/95            9/30/94
                                               -------------      -------------     -------------       -------------
OTHER EXPENSES:
 SALARIES                                      $1,030,851.62        $877,178.17     $2,928,808.77       $2,473,464.24
 NET OCCUPANCY EXPENSE OF PREMISES                141,717.95         113,731.70        377,795.19          327,392.10
 FURNITURE & EQUIPMENT                            115,068.20         159,338.15        453,912.48          478,736.17
 OTHER EXPENSES                                   752,592.77         691,829.05      2,489,654.89        2,212,676.78
                                               -------------      -------------     -------------       -------------

 TOTAL OTHER EXPENSES                          $2,040,230.54      $1,842,077.07     $6,250,171.33       $5,492,269.29
                                               -------------      -------------     -------------       -------------

 NET INCOME OR (LOSS) BEFORE INCOME TAX          $958,348.29      $1,015,436.59     $2,687,178.84       $3,219,237.74

 INCOME TAX EXPENSE                              $310,965.07        $268,250.00       $778,171.46         $910,093.00
                                               -------------      -------------     -------------       -------------

INCOME OR LOSS BEFORE EXTRAORDINARY ITEMS        $647,383.22        $747,186.59     $1,909,007.38       $2,309,144.74
                                               -------------      -------------     -------------       -------------


EARNINGS PER SHARE DATA                                $0.32              $0.37             $0.96               $1.16

DIVIDENDS PER SHARES OUTSTANDING                      $0.075             $0.075            $0.225              $0.075

ITEM I - (D) CONSOLIDATED CHANGES IN STOCKHOLDER'S EQUITY

                                                                     NINE MONTHS                          NINE MONTHS
                                                                    ENDED 9/30/95                        ENDED 9/30/94
                                                                    --------------                       --------------
STATEMENT OF CHANGES IN CAPITAL ACCOUNTS

BALANCE AT BEGINNING OF YEAR                                        $20,026,534.70                       $19,076,569.15


NET INCOME                                                           $1,909,007.38                        $2,309,144.74
SALE OF TREASURY STOCK                                                   33,025.00                             1,950.00
NET CHANGE IN UNREALIZED GAIN/LOSS
ON AVAILABLE FOR SALE SECURITIES                                        946,890.69                          (849,517.45)
                                                                    --------------                       --------------
(NET OF TAX EFFECT)

TOTAL ADDITIONS                                                      $2,888,923.07                        $1,461,577.29

DEDUCTIONS:

CASH DIVIDENDS DECLARED                                                $449,382.00                          $149,382.00
                                                                    --------------                       --------------

TOTAL DEDUCTIONS                                                       $449,382.00                          $149,382.00

BALANCE AT END OF PERIOD                                            $22,466,075.77                       $20,388,764.44
                                                                    ==============                       ==============

                          THE NEW IBERIA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                         1995                        1994
                                                                      -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                           $1,909,007                  $2,309,145

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                             478,310                     473,576
  DISCOUNT ACCRETION & PREMIUM AMORTIZATION                               (91,917)                   (767,597)
  PROVISION FOR LOAN LOSSES                                               275,000                      41,175
  NET GAIN ON SALE OF REAL ESTATE OWNED                                    (5,000)                        912
  LOSS SALE OR CALL OF INVESTMENT SECURITIES                               22,176                      33,367
  INCREASE IN OTHER LIABILITIES                                           527,640                     218,255
  DECREASE (INCREASE) IN OTHER ASSETS                                   1,127,582                    (674,322)
                                                                      -----------                 -----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                             4,242,798                   1,634,511

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF INVESTMENT SECURITIES (AFS)                     4,880,935                  23,209,572
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(HTM)              12,202,556                   8,063,066
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(AFS)               9,879,108                  17,832,980
  PURCHASE OF INVESTMENT SECURITIES(HTM)                               (7,072,000)                (21,045,642)
  PURCHASE OF INVESTMENT SECURITIES(AFS)                               (3,077,656)                (11,992,050)
  NET (INCREASE) DECREASE IN LOANS                                    (26,557,015)                (14,653,154)
  PURCHASE OF BANK PREMISES & EQUIPMENT                                  (132,288)                   (569,608)
  PROCEEDS FROM SALE OF:
    OTHER REAL ESTATE OWNED                                              80000.00                        0.00
    BANK VEHICLES                                                         3000.00
                                                                      -----------                 -----------
  NET CASH PROVIDED BY (USED IN)
  INVESTMENT ACTIVITIES                                               ($9,793,360)                   $845,164

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

                                                                         1995                       1994
                                                                     ------------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  SALE OF TREASURY STOCK                                               $33,025.00                   $1,950.00
  NET INCREASE (DECREASE) IN REPURCHASE AGREEMENTS                     174,454.00                 (638,564.00)
  NET INCREASE (DECREASE) IN DEMAND, NOW &
    SAVINGS DEPOSITS                                                   765,910.00               (6,275,248.00)
  NET INCREASE (DECREASE) IN CERTIFICATES OF DEPOSITS                9,991,871.00                 (308,483.00)
  DIVIDENDS PAID                                                      (449,382.00)                (433,134.00)
                                                                     ------------               -------------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 $10,515,878                 ($7,653,479)

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                   $4,965,316                 ($5,173,804)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      $14,043,995                 $16,544,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $19,009,311                 $11,370,245

SUPPLEMENTAL DISCLOSURE:

  INTEREST PAID ON BORROWINGS AND DEPOSITS                             $5,705,593                  $4,011,503

  FEDERAL INCOME TAX PAID                                                $803,432                    $845,000

PART I -- FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the third quarter of 1995, The New Iberia Bancorp, Inc. (the "Corporation") recorded net income of $647,383 ($.32 per share). This compares to the same period in 1994 when net income was $747,187 ($.37 per share). The change in net income is explained by the following changes: (i) net interest income increased by $133,866, mainly due to greater loan demand; (ii) other income decreased by $110,579, due to a reduction in collection on loans which were previously acquired with no basis; (iii) provision for loan losses increased by $108,935, due to greater loan demand; (iv) and salary costs have increased as a result of opening new locations in Lafayette and Abbeville.

On September 30, 1995 total assets of the Corporation were $247,167,512, which is an increase of $13,899,417 (5.96%) from the $233,268,095 reported for December 31, 1994 and an increase of $28,171,304 (12.86%) from the balance at September 30, 1994 of $218,996,218. Gross loans on September 30, 1995 were $140,060,545, a $26,690,087 (23.54%) increase from the December 31, 1994 balance of $113,370,458 and an increase of $31,932,159 (29.53%) from the balance on September 30, 1994 of $108,128,385. Loans held for sale on September 30, 1995, December 31, 1994, and September 30, 1994 were $133,128, $439,974, and $169,800, respectively. The increase in loans is attributable to the continuing activity in mortgage lending, good retail consumer activity, and a steadily improving commercial loan market throughout 1994 and into 1995. Total deposits were $221,351,942 on September 30, 1995, a $10,757,781 (5.11%)
increase from the balance of $210,594,161 on December 31, 1994 and an increase of $24,985,070 (12.72%) from the balance on September 30, 1994 of $196,366,872.
The increase in deposits from December 1994 is primarily attributable to an increase in longer-term certificates of deposit and an increase in public funds held in checking accounts pursuant to existing fiscal agent agreements. Management monitors its position in public funds on a monthly basis and considers those funds to be as stable as they have been in the past. The addition of longer-term certificates of deposit was used to aid in asset/liability management given the current loan demand.

CAPITAL RESOURCES

Capital ratios for the quarter ending September 30:

                                                         Regulatory
                               1995    1994    1993        Minimum
                               ----    ----    ----      ----------
Primary Capital               10.29%  10.77%   9.53%          5.5%
Leverage                       8.99%   9.52%   8.44%          5%*
Risk-based capital
   Tier I                     15.78%  18.23%  18.59%          6%*
   Total                      17.03%  19.73%  19.84%         10%*

*Current levels for a well capitalized institution in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The unrealized loss on Available for Sale securities reflected in the equity section of the balance sheet was excluded as required by regulatory agencies in the computation of these ratios.

RESULTS OF OPERATIONS

NET INTEREST INCOME - Net interest income is the difference between interest earned on assets and interest paid for the funds supporting those assets. As of September 30, 1995, net interest income was $7,691,426, an increase of $487,172 (6.76%) over the same period in 1994. The increase in net interest income is the result of an increase in loan activity over the last year. Interest rates rose substantially during 1994, but loan demand was relatively unaffected during that period. Activity in mortgage and commercial lending has continued to increase while retail consumer lending has remained strong throughout the same period. Interest costs have slowly but steadily increased throughout 1994 and 1995. This trend should continue as deposits reprice during the rest of 1995.

EARNING ASSETS - Earning assets on September 30, 1995 were $231,628,606, an increase of $15,111,055 (6.98%) from the December 31, 1994 balance of $216,517,551. The change is the result of an increase in loans outstanding of $26,690,087 and $5,075,428 in federal funds sold, offset by a net decrease of $16,599,638 in investment securities.

The average yield on earning assets for first nine months of 1995 was 7.97%.
In 1994, the average yield on earning assets was 7.17%. The yield on loans has increased to an average of 9.14% from an average of 8.77% in 1994. The yield on investments has increased to an average of 6.50% from an average of 5.86% in 1994. The yield on investments is up due to overall higher interest rates.
The Corporation has continued to diversify the investment portfolio to maintain a good yield by investing in municipal bonds where spreads are better than other investment alternatives, short term treasury notes, and short average life mortgage backed securities. The average rate on Fed Funds Sold has increased to an average of 5.84% from an average of 3.59% in 1994. (All yields are year to date through September of the respective year.)

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

The breakdown of the investment portfolio as of September 30, 1995 is listed below:

                                           (In Thousands of Dollars)

                            Held to Maturity              Available for Sale
                            ----------------             -------------------
                            Amortized      Fair           Amortized    Fair
                            Cost           Value          Cost         Value
                            ---------      -------        ------       -----
U.S. Treasury Notes         $ 7,986        $ 8,053       $ 9,985       $10,044
U.S. Government
      Agency Notes            5,972          6,011         2,600         2,597
      Mortgage-Backed        19,071         19,705        11,410        11,247
Obligation State
        & Political         22,878          23,588            0             0
Domestic Debt                  497             494         2,442         2,393
Corporate Stock                  0               0           150           150

Total                       56,404          57,851        26,587        26,431


Gross unrealized gains and losses on "Held to Maturity" securities were as follows:

                                   (In Thousands of Dollars)

                          BOOK        UNREALIZED    UNREALIZED     MARKET
                          VALUE         GAINS         LOSSES       VALUE
                          -----------------------------------------------
U. S. Treasury Notes    $ 7,986        $   67         $   0        $8,053
U. S. Agency Notes        5,972            39             0         6,011
Mortgage-Backed Sec.     19,071           672           (38)       19,705
Obligation State         22,878           764           (54)       23,588
& Political
Domestic Debt               497             0            (3)          494

Total                   $56,404        $1,542         $ (95)      $57,851


Under current regulatory capital rules, the unrealized loss as of September 30, 1995 in the "Available for Sale" securities totaling $238,283, net of tax, is excluded from capital when calculating leverage, primary capital and risk-based capital ratios.

The Corporation had no sales of securities during the third quarter of 1995. Year to date sales of available for sale securities total $4,880,935. These sales were made due to the need to restructure the investment portfolio to accommodate the increase in loan demand. Securities sold were used to fund loan activities and to provide for short term liquidity. Gains on sales of securities totaled $27,561 while losses incurred totaled $50,747, resulting in a net loss of $23,186. A gain of $1,010 resulted for the call of a security during the third quarter of 1995. The Corporation sold securities during the third quarter of 1994 which yielded proceeds of $15,312,719. Gains on the sale of these securities totaled $174,472 while losses incurred totaled $191,576, resulting in a net loss of $17,104. All of the securities sold during the third quarter of 1994 were classified as available for sale and were sold as a result of changes in market conditions and to fund loan growth.

INTEREST-BEARING LIABILITIES - Interest-bearing liabilities on September 30, 1995 were $189,275,902, reflecting an increase of $8,335,242 (4.61%) from the
December 31, 1994 balance of $180,940,660 and an increase of $22,222,345 (13.30%) from the September 30, 1994 balance, which totaled $167,053,557. As noted previously, the increase in this category is due to an increase in public funds and certificates of deposit.

INTEREST EXPENSE - Interest Expense as of September 30, 1995 totaled $5,812,124, which represents an increase of $1,796,126 (44.72%) from the 1994 amount of $4,015,998. The reason for the increase is the rapid rise in interest rates due to changes in Federal Reserve policy, which led to higher interest rates. Market interest rates have stabilized, but interest costs are expected to continue to rise in 1995 as customers reinvest their money over the next year in higher yielding deposits. The average rates paid year to date for all interest-bearing liabilities were 4.12% through September 1995 as compared to 3.20% for the same period in 1994. All yields are year to date through September of the respective year.

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

The Provision for Possible Loan Losses was $275,000 for the nine months ending September 30, 1995 compared to $41,175 for the same period the previous year. The balance in the reserve over the last year reflects levels of charge-offs and management's estimates of collateral values when evaluating exposure in the loan portfolio. The reserve as a percentage of loans and leases was 2.37% at quarter end (September 30, 1995) compared to 2.76% at year end (December 1994). Management projects loan growth to continue throughout the remainder of the year. This growth is a factor in Management's periodic determination of the reserve. Management plans to make adjustments to the reserve based on recoveries received and charge-offs made to ensure that an adequate loan loss reserve is maintained.

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

Charge-offs year to date for 1995 were $244,085 compared to $126,952 in 1994. Recoveries year to date for 1995 were $179,304 compared to $309,205 in 1994. The relatively small levels of charge-offs are attributable to management's continued efforts to identify and work out problem loans.

Year to date Loan Recoveries compared to prior year charge-offs was 103.37% and 301.60% for September 1995 and September 1994, respectively.

OTHER INCOME

For the third quarter of 1995, Other Income was $541,129, an increase of $98,020 (20.38%) over the $443,109 earned for the same period in 1994. The increase is primarily due to the recognition of cash recoveries on zero based loans which were previously acquired with no basis. The earnings in 1995 reflect more normal levels than those of the same period in 1994. Year to date other income as of September 30, 1995 totaled $1,543,100, a decrease of $38,695 (2.45%) over the same period in 1994.

OTHER EXPENSES

Total Other Expenses for the third quarter of 1995 was $2,040,231 compared to $1,842,077 for the same period in 1994. This reflects an increase of $198,154. Salary and benefits costs have increased from last year because of an increase in staff due to expansion into the Lafayette market.

INCOME TAXES

The effective tax rate as of September 30, 1995 is approximately 29%, which is the same as the tax rate as of September 30, 1994. The Corporation has invested more in tax-advantaged municipal securities in recent years. This provided a better overall yield compared to other investment securities options.

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

Nonperforming assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. The following schedule reflects the balance of each category:

                                              (In Thousands of Dollars)

                              September 30, 1995         December 31, 1994
                              ------------------         -----------------
Non-accrual Loans                    $152                      $ 97
Troubled Debt Restructuring           597                       606
Other Real Estate Owned               107                       182
Repossessed Movable Prop.              26                         6

Total                                $882                      $891


RISK ELEMENT INFORMATION

                                              (In Thousands of Dollars)
                                    September 30, 1995          December 31, 1994
                                    ------------------          -----------------
Past due loans 90 days                    $133                       $168
and still accruing


                                     September 30, 1995         September 30, 1994
                                     ------------------        -------------------
Amount of income on non-accrual             $   6                      $   6
loans that would have been
in income if still accruing

Interest income on restructured             $  58                     $   39
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

On September 30, 1995, impaired loans totaled $152,101. Of the total impaired loans, $116,980 required a total reserve of $84,104. There was no reserve for impairment on the remaining $35,121 of impaired loans. During the nine month period ended September 30, 1995, impaired loans averaged $103,547. All impaired loans are on nonaccrual status and therefore no interest income was recognized on impaired loans.

NON-ACCRUAL OF INTEREST ON LOANS

It is the policy of the Corporation to discontinue the accrual of interest on loans when principal or interest is in default for ninety days or more, unless, in the best judgment of the Officer Loan Committee, the loan is well secured and is in the process of collection. Interest previously accrued is reversed and the accrual of interest is discontinued.





LIQUIDITY AND INTEREST RATE SENSITIVITY

Built into the Corporation's financial structure is the goal of maintenance of adequate liquidity; i.e., the ability to meet customers' requirements on a timely basis. The Corporation has in place an Asset/Liability computer software program to aid it in maintaining a reasonable balance between interest earning assets and interest bearing liabilities. The information is updated and analyzed by management on a monthly basis in order to allow management to diversify investments as needed to keep a proper balance of maturities. Management also regularly evaluates and manages interest rate sensitivity of assets and liabilities. This is critical to protect net income against wide fluctuations in interest rates and to maintain consistent growth of net interest income.

The Corporation's liquidity ratio on September 30, 1995 was 37.40% with a dependency ratio of 5.21%; the liquidity ratio on December 31, 1994 was 45.64% with a dependency ratio of 9.50%. Management believes that liquidity is enhanced by its ability to manage the interest rate sensitivity of assets and liabilities. The dependency ratio has decreased from December 1994 due to an increase in short term federal funds. Management actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model. The off balance sheet commitments, if funded, would have a limited impact on the liquidity of the Corporation, primarily due to the maturity structure of the investment portfolio.

CUMULATIVE MATURITY/RATE SENSITIVITY                               (All Dollar Amounts in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS

                                   1-30             1-60            1-90              1-365       YEAR & OVER               TOTAL
                      --------------------------------------------------------------------------------------------------------------
LOANS*                           20,575           22,639          29,517             55,967            83,849             139,816
SHORT TERM INVESTMENTS            8,885            8,885           8,885              8,885              0.00               8,885
INVESTMENTS***                    2,023            5,018          10,015             21,186            61,499              82,685
                      --------------------------------------------------------------------------------------------------------------

TOTAL EARNING ASSETS             31,483           36,542          48,417             86,038           145,348             231,386

FUNDING SOURCES

PUBLIC FUNDS DDA               12227.00         12227.00        12227.00           12227.00              0.00            12227.00
NOW ACCOUNTS**                     0.00             0.00            0.00               0.00            26,543            26543.00
MONEY MARKET (IMFA)              20,118           20,118          20,118             20,118              0.00            20118.00
CERT. OF DEPOSIT >100M            5,141            8,304          14,488             34,628             8,881            43509.00
OTHER TIME DEPOSITS               8,971           12,885          18,140             45,955            21,171            67126.00
SAVINGS**                          0.00             0.00            0.00               0.00            17,975            17975.00
REPURCHASE AGREEMENTS             1,778            1,778           1,778              1,778              0.00             1778.00
                      --------------------------------------------------------------------------------------------------------------

TOTAL FUNDING                    48,235           55,312          66,751            114,706            74,570             189,276
                      --------------------------------------------------------------------------------------------------------------

CUMULATIVE MATURITY/            (16,752)         (18,770)        (18,334)           (28,668)           70,778              42,110
RATE SENSITIVITY (GAP)--------------------------------------------------------------------------------------------------------------


AS A % OF EARNING ASSETS          -7.24%           -8.11%          -7.92%            -12.39%
AS A % OF TOTAL ASSETS            -6.78%           -7.59%          -7.42%            -11.60%
------------------------------------------------------------------------------------------------------------------------------------

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

*** $150,084 - FIRST NATIONAL BANKERS BANK AND FNMA STOCK NOT RATE SENSITIVE AND IS NOT INCLUDED IN THE ONE YEAR AND OVER.

     THE AMOUNT OF PAYDOWNS RECEIVED ON A MONTHLY BASIS ON MORTGAGE BACKED SECURITIES IS NOT REFLECTED IN THIS SCHEDULE. PAY DOWNS AVERAGED ABOUT $325,000 A MONTH OVER THE FIRST NINE MONTHS OF 1995, AND WOULD NOT HAVE CREATED A SIGNIFICANT DIFFERENCE IN THE PERCENTAGES ABOVE.

     THE GAP PERCENTAGES NOTED ABOVE ARE A REFLECTION OF A NEGATIVE POSITION. THIS MEASUREMENT SIMPLE SHOWS AT WHAT REPRICING INTERVAL ASSETS AND LIABILITIES WILL REPRICE. IT DOES NOT TAKE INTO ACCOUNT AT WHAT LEVEL OF RATE CHANGE THE ASSET OR LIABILITY WILL REPRICE. IN GENERAL TERMS, IF RATES FALL, NET INTEREST INCOME SHOULD INCREASE AND IF RATES RISE, NET INTEREST INCOME SHOULD DECREASE. IN LOOKING AT THE ONE YEAR HORIZON, AND GIVEN THAT IN GENERAL, INTEREST RATES SHOULD REMAIN FLAT OR SLIGHTLY LOWER IN THE FUTURE, THE CORPORATION SHOULD NOT ADJUST ITS CURRENT POSITION.
     THE CORPORATION SHOULD CLOSELY MONITOR FUTURE CHANGES IN INTEREST RATES AND ACCORDINGLY ADJUST ITS INTEREST RATE POSITION AS NEEDED. THE USE OF THE ASSET/LIABILITY MODEL ON A MONTHLY BASIS PROVIDES A GOOD REVIEW AND GIVES REALISTIC EXPECTATIONS OF THE AFFECT THAT CHANGES IN INTEREST RATES WILL HAVE ON THE INTEREST RATE RISK OF THE CORPORATION.

PART II   OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS:

Litigation which was concluded during the third quarter

Sammy Broussard International, Inc. vs. City Bank, N.A., Texas Independent Bank, The New Iberia Bank, and Visa U.S.A., Inc., 16th Judicial District Court, Suite Docket No. 75706-A, filed on June 30, 1992 in the amount of $4,300.00.

On October 4, 1995, the matter was concluded by a joint motion of dismissal filed in the 16th Judical District Court.


PENDING LITIGATION IN WHICH THE CORPORATION IS INVOLVED, AS OF OCTOBER 26,
1995.

STATE COURT LITIGATION

On October 7, 1994, the Corporation filed a Petition for Declaratory Relief in the Civil District Court for the 16th Judicial District, Iberia Parish, State of Louisiana (the "state court proceeding"). Named as a defendant in this suit was Jules A. Schwing ("Schwing"), individually and in his capacity as the executor of the Estates of Jules B. Schwing and Marie Louise Landry Schwing. (Schwing has since been replaced as executor of his parents' successions.)

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

On January 3, 1995, the Corporation filed a Second Amended and Restated Petition for Declaratory and Injunctive Relief (the "Second Amended Petition") in the state court proceeding relating to the validity and authority of the shareholders committee allegedly empowered pursuant to the shareholder proposals and sought injunctive relief in relation to those claims. On that date, the court granted a temporary restraining order enjoining the shareholders committee from conducting any activity until a preliminary injunction hearing could be held.

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

Also on March 29, 1995, a hearing was held in the state court proceeding on cross Motions for Summary Judgment filed by the Corporation and Schwing relating to the validity and propriety of the shareholder proposals. On that date, the court orally granted Schwing's Motion for Summary Judgment and denied the Corporation's Motion for Partial Summary Judgment. A written judgment to that effect and making the March 29, 1995 Preliminary Injunction Order permanent was signed on May 22, 1995 (the "Judgment").

On May 24, 1995, the Corporation filed a Petition for Devolutive Appeal from the Judgment. Also on May 24, 1995, the Corporation requested that the motion it had previously filed with the appellate court for a stay pending appeal be reformed to reflect that it related to the appeal filed by the Corporation on that date instead. The stay request was denied on or about August 23, 1995. Oral argument on the appeal is scheduled for November 9, 1995.

On or about June 29, 1995, Schwing filed in the state court proceeding a Rule for Writ of Distringas to compel the Corporation to provide certain documents to Schwing. The filing requested a writ distraining the property of the Corporation, an order adjudging the Corporation in contempt and a judgment for damages in an unspecified amount. After a hearing on this matter on August 24, 1995, the Court ordered the Corporation to provide certain documents to Schwing. It did not hold the Corporation in contempt or assess damages. The Corporation provided the documents as required.


FEDERAL COURT LITIGATION

On January 6, 1995, Schwing filed a Complaint for injunctive relief in the United States District Court for the Western District of Louisiana. The Complaint sought to enjoin, among other things, the enforcement of various amendments to the Corporation's Bylaws which were adopted by the board of directors at a meeting on January 3, 1995.

On January 9, 1995, the Court refused to grant a temporary restraining order in connection with Schwing's Complaint for injunctive relief. A status conference on this matter was held on January 18, 1995, at which time Schwing's counsel reurged his request for a temporary restraining order or a preliminary injunction. Both at the status conference and at a hearing held February 13, 1995, the Court refused to grant a temporary restraining order or schedule a preliminary injunction hearing, and dismissed Schwing's Complaint for injunctive relief. Schwing appealed that dismissal to the U.S. Fifth Circuit Court of Appeals. On or about March 29, 1995, Schwing filed a Motion for Injunction During Pendency of Appeal in the United States District Court for the Western District of Louisiana, which was denied by the Court on April 6, 1995. On or about August 11, 1995, Schwing filed a motion in the Fifth Circuit Court of Appeals seeking an injunction pending appeal to prohibit the Corporation from, among other things, pursuing efforts to acquire a bank located in Lafayette, Louisiana. The Corporation filed in the Fifth Circuit Court of Appeals on or about August 18, 1995 a motion to dismiss the appeal and for sanctions for frivolous appeal and, shortly thereafter, the Corporation filed another motion requesting sanctions for failure of Schwing to comply with the Federal Rules of Appellate Procedure in his request for an injunction pending appeal.

On or about September 8, 1995, the Court denied Schwing's motion for injunction pending appeal and ordered that the Corporation's motion to dismiss the appeal and for sanctions for frivolous appeal be carried forward for resolution by the oral argument panel. On October 24, 1995, an Order was entered denying the

Corporation's motion for sanctions for failure to comply with the Federal Rules. Oral argument on unresolved issues and on the merits of the appeal is scheduled for early December, 1995.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed a Form 8-K with the Commission on September 1, 1995. The Form 8-K reported that the Original Listing Application of the Corporation for listing of the Corporation's common stock on the American Stock Exchange, Inc. (the "AMEX") had been approved and that trading of the Corporation's common stock on the AMEX had commenced on August 31, 1995.

EXHIBITS

        3(i) First Restated Articles of Incorporation of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3 (i) to Bancorp's Form 8-A/A-1 (File No. 0-13307) and incorporated herein by reference).

        3(ii) Amended and Restated Bylaws of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3(ii) to Bancorp's Form 8-A/A-1 (File No. 0-13307) and incorporated herein by reference).

        27    Financial Data Schedule

                              INDEX TO EXHIBITS



 EXHIBIT
 NUMBER              DESCRIPTION
 -------             -----------

   3(i) First Restated Articles of Incorporation of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3 (i) to Bancorp's
              Form 8-A/A-1 (File No. 0-13307) and incorporated herein by reference).

   3(ii) Amended and Restated Bylaws of Bancorp (filed with the Commission on July 19, 1995 as Exhibit 3(ii) to Bancorp's Form 8-A/A-1 (File
              No. 0-13307) and incorporated herein by reference).

  27          Financial Data Schedule
