Form 10-K
period 1995-12-31
NEW IBERIA BANCORP INC
filed 1996-03-21
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1995

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            for the transition period from ________ to________

                          Commission file No. 0-13307

                          THE NEW IBERIA BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 LOUISIANA                            72-0969631
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

   800 SOUTH LEWIS, NEW IBERIA, LOUISIANA              70562-1240
   (Address of principal executive offices)            (Zip Code)

              Registrant's telephone number, including area code:
                                 (318) 365-6761

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                        Name of Exchange on Which Registered
-------------------                        ------------------------------------
Common Stock,No Par Value                  American Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.         (   )

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1996:

        Common Stock, no par value - $30,305,947*


* For the purpose of this computation, shares owned by executive officers, directors, and 5% shareholders of the Registrant, even though all such persons may not be affiliates as defined in SEC Rule 405, have been excluded.

State the aggregate number of shares outstanding of each of the registrant's classes of common stock as of March 11, 1996:

        Common Stock, no par value - 2,000,000


Documents Incorporated by Reference

        Portions of the Registrant's definitive proxy statement, which was filed with the Commission on March 18, 1996, are incorporated by reference into
Part III of this Report.

                                   10-K INDEX


                                                       PART I
Item 1  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1-4
                 Statistical Information:
                 Average Balance Sheets and Interest Rates  . . . . . . . . . . . . . . . . . . . . . . . . . .   5-8
                 Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
                 Loan Maturity Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
                 Loan Concentration . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
                 Non accrual and Past due Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
                 Summary of Loan Loss Experience  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
                 Allowance for Loan Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
                 Investment Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
                 Deposits & Return on Equity Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item 2  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17-18
Item 3  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19-20
Item 4  Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . .    21

                                                       PART II

Item 5  Market for the Registrant's Common Equity and Related
        Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
Item 6  Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations   . . . . . . . . 23-33
Item 8  Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34-52
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . .    53

                                                      PART III

Item 10 Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . .    53
Item 11 Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53
Item 12 Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . .    53
Item 13 Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53

                                                       PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .    54

Signatures of Directors and Executive Officers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55

                                     PART I

ITEM 1 - BUSINESS

THE REGISTRANT

The New Iberia Bancorp, Inc. (the "Corporation") was incorporated in Louisiana in January of 1983 under the name The New Iberia National Bancorp, Inc. At the annual shareholders meeting on March 12, 1984, the shareholders of The New Iberia National Bank, now The New Iberia Bank (the "Bank") approved a merger agreement pursuant to which the Bank would be merged into a wholly-owned subsidiary of the Corporation. On May 1, 1984, the merger took place, the Bank became a wholly-owned subsidiary of the Corporation and the shareholders of the Bank became shareholders of the Corporation, through a one-for-one stock exchange. The reorganization was accounted for in a manner similar to a pooling -of- interest. There were no material transactions prior to May 1, 1984, for the Corporation; therefore the operations of the Corporation are those of the Bank for all previous periods. The Corporation is now engaged, through its subsidiary, in the banking business. The Bank is the Corporation's principal asset and primary source of revenue.

THE BANK

The Bank was organized in March 1887 under the National banking laws of the United States. The Bank's securities consist of 50,000 shares of common stock, all of which are held by its parent, the Corporation.

In order to bid on the failed Peoples Bank and Trust Co. of New Iberia, Louisiana (Peoples), on November 17, 1987, the Bank changed its charter from a national bank charter to a Louisiana State bank charter. Peoples was closed by the Office of Financial Institutions of the State of Louisiana on November 17, 1987. The Bank acquired certain assets and liabilities of Peoples from the Federal Deposit Insurance Corporation on November 17, 1987.

The Bank presently has a main office at 800 South Lewis Street, New Iberia, Iberia Parish, Louisiana with seven branch offices and one ATM Location in Iberia Parish; three branch offices in Lafayette Parish, Louisiana, and one branch office in Vermilion Parish, Louisiana.

The Bank is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and savings deposits, and the making of commercial, lease financing, real estate, personal, home improvement, automobile and other installment and term loans. It also offers, among other services, travelers' checks, safe deposit boxes, note collection, and other customary bank services to its customers, including trust services. In addition, the Bank offers drive-up teller services, automatic teller machines, and night depository facilities. The Bank is insured under the Federal Deposit Insurance Act; but is not a member of the Federal Reserve System.

The four main areas in which the Bank has directed its lending activities are
(1) real estate construction and mortgage loans; (2) loans to individuals for household, family and other consumer expenditures; (3) commercial and industrial loans and (4) farm loans.

There is no one depositor on whom the Bank depends or who accounts for a substantial portion of the Bank's business. The Bank is a depository for some local governments, the majority of which are located in Iberia Parish, as well as other governmental agencies. The Bank has agreements with many of these public bodies, which gives the Bank reasonable assurance that a large portion of the funds on deposit will not fluctuate substantially over the term of the agreements. The Bank maintains adequate liquid assets to provide for changes which may occur in the balance of public funds from time to time. The time deposit balances of all public funds were $14,942,922 and demand deposits were $12,274,601 as of December 31, 1995. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

As of December 31, 1995, the Bank had a total of 9,447 accounts representing non-interest bearing demand deposits of $38,858,005; 3,987 accounts representing money market accounts, now accounts and 50+ accounts with a total balance of $63,609,993; 7,614 savings and Christmas club accounts with a total balance of $17,031,970; and 5,535 time deposit accounts with a total balance of $118,125,636.

There has been no significant change in the kinds of services offered by the Bank during the last three fiscal years. The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions.

The Bank has not engaged in any research activities relating to the development of new services or the improvement of existing services except in the normal course of its business activities. The Bank presently has no plans for any new line of business requiring the investment of a material amount of total assets. The Bank will continue to review and possibly repackage certain products that are being offered in order to remain competitive within its marketplace.

Most of the Bank's business originates from within Iberia, Lafayette, and Vermilion Parishes of Louisiana. There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state or local environmental regulations.

On January 24, 1996, the Corporation announced that it had agreed to negotiate a definitive agreement for the acquisition of the Corporation by Whitney Holding Corporation, a bank holding company based in New Orleans, Louisiana, for consideration consisting of $54 million in the aggregate, payable in Whitney Holding Corporation common stock to the shareholders of the Corporation at the approximate rate of $27 in value of Whitney Holding Corporation stock for each share of Corporation stock outstanding. Assuming a definitive agreement is successfully negotiated, it must be approved by the board of directors of both the Corporation and Whitney Holding Corporation. Closing of any such transaction would also be subject to customary conditions, including regulatory approval and approval by the shareholders of the Corporation. The merger is intended to be accounted for as a pooling-of-interests. It is not expected that, if a definitive agreement is reached, the merger would take place before the third or fourth quarter of 1996. The merger, if it occurs, would result in the Corporation being merged into Whitney Holding Corporation and the shareholders of the Corporation becoming shareholders of Whitney Holding Corporation. In addition, the Bank would be merged into Whitney National Bank. Therefore, if the merger takes place, both the Corporation and the Bank would cease doing business as independent entities.

COMPETITION

The Bank competes principally in the Iberia Parish area with other banks and savings and loans for deposits, loans, safe deposit boxes, retirement accounts, and other banking services. The total Iberia Parish trade area has a population of approximately 70,000, with the city of New Iberia's population being approximately 35,000. There are ten financial institutions in the Iberia Parish trade area. The Bank has approximately 26% of the market in this trade area for total deposits of $238 million. The Bank moved into the Lafayette market in March of 1992. Lafayette Parish has a population of 190,000 and the City of Lafayette has a population of approximately 95,000. In July 1994, the Bank opened a branch in Vermilion Parish, in the Town of Abbeville. Vermilion Parish has a population of 50,000 and the Town of Abbeville has a population of approximately 12,000. The Bank competes in Lafayette and Vermilion Parishes the same as it does in Iberia Parish, acquiring small consumer and commercial business accounts. Presently, the deposit base in Lafayette and Vermilion Parishes are less than one percent.

EMPLOYEES

The Bank has approximately 141 full time equivalent employees, and no employees are employed in a casual capacity. Management considers its relationship with the employees to be good.

SUPERVISION AND REGULATION

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), as amended, is subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the "Board").

The Act requires the Corporation to file with the Board an annual report containing such information as the Board may require. The Board is authorized by the Act to examine the Corporation and all of its activities. The activities that may be engaged in by the Corporation and its subsidiaries are limited by the Act to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a holding company to terminate any activity or divest itself of any non-banking subsidiary if in its judgement the activity or subsidiaries would be unsound.

Under the Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

The Corporation and the Bank are also subject to regulation by the Louisiana Commissioner of Financial Institutions. Under the Louisiana Bank Holding Company Act of 1962, as amended (the "Louisiana Act"), one-bank holding companies are authorized to operate in Louisiana provided the activities of the non-banking subsidiaries are limited to the ownership of real estate and improvements, computer services, equipment leasing and other directly related banking activities. The Louisiana Act, as amended in 1984, authorizes multi-bank holding companies within the state beginning January 1, 1985.

In addition, the Bank is subject to regulation and regular examination by the Federal Deposit Insurance Corporation. Applicable regulations relate to reserves, investments, loans, issuance of securities, establishment of branches and other aspects of its operations. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) added regulatory requirements applicable to the Corporation in regard to safety and soundness of the organization. The additional cost burden to remain in compliance, although not determined, is expected to have some effect on earnings in the future.

With regard to additional regulatory requirements, in particular dealing with capital adequacy and proposed interest rate risk considerations in capital adequacy measures, it may generally be assumed that the proposed changes will not have a significant effect on the Bank's overall capital position. The Bank currently exceeds the minimum requirements for a well capitalized institution and it is believed that the Bank will not fall below this level even after interest rate risk guidelines are incorporated later in 1996.

The Corporation is not currently subject to any regulatory directives or recommendations which would have a material effect on liquidity, capital resources or operations.

STATISTICAL INFORMATION

The following data contains information concerning the business and operations of The New Iberia Bancorp, Inc. and its subsidiary The New Iberia Bank.


Financial information from previous years may be reclassified to conform to current accounting procedures. In all cases, the presentation of the financial data has been presented in accordance with generally accepted accounting principles (GAAP).

Distribution of Assets, Liabilities, and Stockholder's Equity; Average Balances and Interest Rates

                                                          December 31, 1995                       December 31, 1994

                                                 Average                      Yield/      Average                     Yield/
                                                 Balance      Interest         Rate       Balance     Interest         Rate
                                                 ===========================================================================
                                                                       (In Thousands of Dollars)
Assets

Interest Earning Assets:

Loans (1) (2) (3)                                 127,116       11,927         9.38%      97,501        9,029         9.26%
U.S. Treasury Notes                                20,736        1,296         6.25%      25,362        1,473         5.81%
U.S. Government:
         Agency Notes                               9,189          696         7.57%       5,039          337         6.69%
         Mortgage Backed Securities                37,156        2,655         7.15%      52,090        3,219         6.18%
Tax Exempt Investment Securities (1)               23,125        2,168         9.38%      22,202        2,010         9.05%
Federal Funds Sold                                 10,077          578         5.74%       5,624          232         4.13%
                                                  -------------------------------------------------------------------------
Total Earning Assets (1)                          227,399       19,320         8.50%     207,818       16,300         7.84%

Cash on Hand & Due from Banks                       9,636                                  9,090
Premises & Equipment-Net                            5,509                                  4,877
Other Assets                                        3,971                                  3,315
                                                  -------                                -------
Total Non Interest Bearing Assets                  19,116                                 17,282
                                                  -------                                -------
Total Assets                                      246,515                                225,100
                                                  =======                                =======


                                                            December 31, 1993

                                                    Average                    Yield/
                                                    Balance      Interest       Rate
                                                    =================================
                                                       (In Thousands of Dollars)
Assets

Interest Earning Assets:

Loans (1) (2) (3)                                    85,340        8,012         9.39%
U.S. Treasury Notes                                  30,295        1,857         6.13%
U.S. Government:
         Agency Notes                                 2,500          135         5.40%
         Mortgage Backed Securities                  68,186        4,355         6.39%
Tax Exempt Investment Securities (1)                 11,680        1,020         8.73%
Federal Funds Sold                                    9,229          264         2.86%
                                                    ----------------------------------
Total Earning Assets (1)                            207,230       15,643         7.55%

Cash on Hand & Due from Banks                         8,666
Premises & Equipment-Net                              4,905
Other Assets                                          3,300
                                                    -------
Total Non Interest Bearing Assets                    16,871
                                                    -------
Total Assets                                        224,101
                                                    =======


(1) Tax Equivalent Basis Calculated at 34%
(2) Non accruing loans are included in the daily average loan amounts outstanding.
(3) Interest on loans includes loan fee income. Loan fee income for each period presented does not have a material impact on yield.

Distribution of Assets, Liabilities, and Stockholder's Equity; Average Balances and Interest Rates

                                                           December 31, 1995                     December 31, 1994

                                                  Average                     Yield/     Average                   Yield/
                                                  Balance     Interest         Rate      Balance      Interest      Rate
                                                  ==========================================================================
                                                                          (In Thousands of Dollars)
Liabilities and Stockholder's Equity

Interest Bearing Liabilities:

Demand Deposits                                    62,119        1,787         2.88%      59,775        1,452         2.43%
Savings Deposits                                   17,872          429         2.40%      18,180          407         2.24%
Time Deposits                                     108,888        5,668         5.21%      92,047        3,609         3.92%
Federal Funds Purchased/
Repurchase Agreements                               1,994           99         4.96%       2,259           79         3.50%
                                                  -------------------------------------------------------------------------
Total Interest Bearing Liabilities                190,873        7,983         4.18%     172,261        5,547         3.22%

Non Interest Bearing Liabilities:

Demand Deposits                                    32,590                                 31,717
Other Liabilities                                   1,222                                  1,014
                                                  -------                                -------
Total Non Interest Bearing Liabilities             33,812                                 32,731

Stockholder's Equity                               21,830                                 20,108
                                                  -------                                -------
Total Liabilities and Stockholder's Equity        246,515                                225,100
                                                  =======                                =======

Net Interest Earnings (1)                                       11,337                                 10,753

Net Yield on Earning Assets                                                    4.99%                                  5.17%



                                                             December 31, 1993

                                                     Average                     Yield/
                                                     Balance     Interest         Rate
                                                     ==================================
                                                         (In Thousands of Dollars)
Liabilities and Stockholder's Equity

Interest Bearing Liabilities:

Demand Deposits                                       59,546        1,376         2.31%
Savings Deposits                                      18,018          429         2.38%
Time Deposits                                         94,121        3,714         3.95%
Federal Funds Purchased/
Repurchase Agreements                                  2,375           59         2.48%
                                                     ----------------------------------
Total Interest Bearing Liabilities                   174,060        5,578         3.20%

Non Interest Bearing Liabilities:

Demand Deposits                                       31,061
Other Liabilities                                        998
                                                     -------
Total Non Interest Bearing Liabilities                32,059

Stockholder's Equity                                  17,982
                                                     -------
Total Liabilities and Stockholder's Equity           224,101
                                                     =======

Net Interest Earnings (1)                                          10,065

Net Yield on Earning Assets                                                       4.86%

Interest Differential

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                   1995 Compared to 1994                        1994 Compared to 1993

Increase(Decrease) due to:                  VOLUME          RATE        NET VOLUME       VOLUME          RATE        NET VOLUME
                                                                        RATE CHANGE                                  RATE CHANGE
Interest earned on:

Loans                                        2,776            122          2,898          1,126           (109)         1,017
U.S. Treasury Notes                           (304)           127           (177)          (290)           (94)          (384)
U.S. Government:
         Agency Notes                          309             50            359            164             38            202
         Mortgage Backed Securities         (1,243)           679           (564)        (1,032)          (104)        (1,136)
Tax Exempt Investment Securities                85             73            158            951             39            990
Federal Funds Sold and Securities              232            114            346            412           (444)           (32)
Purchased under agreement to resell
                                            ---------------------------------------------------------------------------------
Total Interest on Earning Assets             1,855          1,165          3,020          1,331           (674)           657

Interest paid on:

Demand Deposits                                 59            276            335              5             71             76
Savings Deposits                                (7)            29             22              4            (26)           (22)
Time Deposits                                  738          1,321          2,059            (81)           (24)          (105)
Federal Funds Purchased/
Repurchase Agreements                           (8)            28             20             (3)            23             20
                                            ---------------------------------------------------------------------------------
Total Interest Bearing Liabilities             782          1,654          2,436            (75)            44            (31)


Note: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                           Loan Portfolio

The following table shows the Corporation's loan distribution at the end of the last five years.


                                                           December 31,

                                        1995                   1994                   1993

                                               (In Thousands of Dollars)

                                           % of Loans             % of Loans             % of Loans
                                             in each                in each                in each
                                  Amount   category to   Amount   category to   Amount   category to
                                           Total Loans            Total Loans            Total Loans
Commercial, Financial,            32,262      22.61%     27,280      24.06%     20,469      22.00%
  and Agricultural
Real Estate - Construction         1,642       1.15%        279       0.25%      4,282       4.60%
Real Estate - Mortgage            62,399      43.73%     52,362      46.19%     46,226      49.68%
Installment, Credit Cards,        46,402      32.52%     33,449      29.50%     22,073      23.72%
  and Other
                                 -----------------------------------------------------------------
                                 142,705     100.00%    113,370     100.00%     93,050     100.00%


                                                 December 31,

                                         1992                   1991

                                         (In Thousands of Dollars)

                                            % of Loans             % of Loans
                                              in each                in each
                                   Amount   category to   Amount  category to
                                            Total Loans            Total Loans
Commercial, Financial,             31,143      37.96%     30,417      42.40%
  and Agricultural
Real Estate - Construction          1,836       2.24%      1,356       1.89%
Real Estate - Mortgage             30,218      36.83%     21,483      29.95%
Installment, Credit Cards,         18,843      22.97%     18,484      25.77%
  and Other
                                   -----------------------------------------
                                   82,040     100.00%     71,740     100.00%

                             LOAN MATURITY SCHEDULE

                                                  AFTER ONE
                                    WITHIN        BUT WITHIN          AFTER
                                   ONE YEAR       FIVE YEARS       FIVE YEARS          TOTAL
                                                  (IN THOUSAND OF DOLLARS)
Fixed Rate Installment,
Credit Cards & Others              $ 3,564       $39,922(2)         $  2,916          $46,402


Variable Rate Installment,
Credit Cards & Others                  -0-              -0-              -0-              -0-

Fixed Rate Commercial,
Financial & Agriculture           8,757(1)            9,005              -0-           17,762

Variable Rate Commercial,
Financial & Agricultural            11,013            3,487              -0-           14,500

Fixed Rate Real Estate-
Construction                         1,642              -0-              -0-            1,642

Variable Rate Real Estate-
Construction                           -0-              -0-              -0-              -0-

Fixed Rate Real Estate-
Mortgage                             7,925           19,808              -0-           27,733

Variable Rate Real Estate-
Mortgage                             4,360           13,427           16,879           34,666

        TOTALS                     $37,261          $85,649          $19,795         $142,705

(1) Overdrafts are reflected in this category.
(2) Credit Cards are included in this category.
The breakdown for all loans on this schedule is based on contractual maturity, not when repricing occurs. Had the breakdown been based on repricing, the overall schedule would have reflected more dollars in the less than one year and the one to five year categories. There are no demand loans or loans with no stated maturities in the portfolio.

Note: The Corporation has no foreign loans. Loans to directors, executive officers and principal shareholders aggregated $2,406,470 for 1995 and $1,879,716 for 1994.

It is the policy of The New Iberia Bank to discontinue the accrual of interest on loans when principal or interest is in default for ninety days or more, unless, in the best judgment of the Officers' Loan Committee, the loan is well secured and is in the process of collection. A loan is "well secured" if it is secured (1) by collateral in the form of liens or of pledges of real estate or personal property, including securities that have a realizable value sufficient to discharge the loan, or (2) by the guaranty of a financially responsible party. A debt is "in the process of collection" if collection of the debt is proceeding in due course either through legal action, including judgments, enforcement procedures, or, in appropriate circumstances, through collection efforts not involved in legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.


LOAN CONCENTRATION

The Bank grants commercial, real estate and consumer loans to customers located primarily in the Iberia, Lafayette, and Vermilion Parishes. The Bank's portfolio consists of business loans extending across many industry types, as well as loans to individuals. The Bank's primary service area has some dependency on energy and energy related industries.

The Bank evaluates the credit risk of each customer on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by individual loan customer but may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guaranties, and general security agreements. Access to collateral is dependent upon the type of collateral obtained. On an on-going basis, the Bank monitors its collateral and the collateral value related to the loan balance outstanding.

         Nonaccrual and Past Due Loans

The following table summarizes the Corporation's nonaccrual and past due loans:


                                                                              December 31

                                                        1995         1994         1993         1992         1991
                                                                        (In Thousands of Dollars)
Nonaccrual Loans                                         160           97          208          661          693

Restructured Loans                                       585          605          386          458          758

Accruing Loans contractually past                        282          168          419           95          289
due 90 days or more as to principal
or interest payments

For nonaccrual loans, no interest income was recognized for the years ended December 31, 1995, 1994, and 1993.

Had interest income been recognized on nonaccrual loans based on the contractual terms throughout the year, the amount for each year ended December 31, 1995 through 1991 would have been approximately $13,000, $6,000, $19,000,
$63,000 and $69,000, respectively.

Typically, the Corporation's restructured loans are based on the ability to provide repayment instead of providing a rate less than the market. As a result, any rate adjustment would have resulted in an immaterial change in earnings during the year.

The Corporation's management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention and excluded from the above table which: (1) represent or result from trends or uncertainies that will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Summary of Loan Loss Experience

This table summarizes the Corporation's loan loss experience for each of the last five years ended December 31:

                                                                              December 31

                                                        1995         1994         1993         1992         1991
                                                                        (In Thousands of Dollars)
Balance of Allowance for Loan Losses at
beginning of period                                    3,114        2,826        2,297        1,875        1,887

Loans Charged Off:
         Commercial, Financial, Agricultural               1           27           14            8          183
         Real Estate                                       4            0            0           91           41
         Installment and Credit Cards                    278          146           88          121           99
                                                       ---------------------------------------------------------
                  Total                                  283          173          102          220          323

Recoveries of Loans previously charged off
         Commercial, Financial, Agricultural             170          330          230          300          151
         Real Estate                                       3            7          258           34            3
         Installment and Credit Cards                     37           21           39           58           47
                                                       ---------------------------------------------------------
                  Total                                  210          358          527          392          201

Net loans charged off                                     73         (185)        (425)        (172)         122
Additions to allowance charged to expense (1)            355          103          104          250          110

Balance of Allowance for Loan Losses at                3,396        3,114        2,826        2,297        1,875
end of period

Ratio of Net Charge 0ffs during period to               0.07%       -0.19%       -0.50%       -0.22%        0.18%
average loans outstanding


(1) The amount charged to expense and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, ongoing loan review program, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of future potential losses. The allowance for loan losses reflects an amount which in management's judgement, is adequate to absorb potential loan losses.

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operation for a discussion on the impact of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on the Corporation.

The following table shows an allocation of the allowance for loan losses for each of the last five years indicated: (in Thousands of Dollars)

                                                                  December 31,

                                               1995                  1994                  1993

                                        Amount   % of Loans   Amount   % of Loans    Amount   % of Loans
                                                    to                    to                     to
                                                Total Loans           Total Loans            Total Loans
Balance at end of each period
applicable to:

Commercial, Financial, Agricultural      1,396      41.11%     1,183      24.18%       770      22.71%
Real Estate Construction                    34       1.00%         0       0.25%         0       4.60%
Real Estate Mortgage                       874      25.74%     1,111      46.45%     1,866      49.04%
Installment and Credit Cards             1,092      32.15%       820      29.12%       190      23.65%
                                         --------------------------------------------------------------
         Total                           3,396     100.00%     3,114     100.00%     2,826     100.00%



                                                     December 31,

                                               1992                  1991

                                        Amount   % of Loans   Amount   % of Loans
                                                    to                    to
                                                 Total Loans           Total Loans
Balance at end of each period
applicable to:

Commercial, Financial, Agricultural        851      37.96%       795      42.40%
Real Estate Construction                     0       2.24%        35       1.88%
Real Estate Mortgage                     1,334      36.83%       561      29.95%
Installment and Credit Cards               112      22.97%       484      25.77%
                                         ---------------------------------------
         Total                           2,297     100.00%     1,875     100.00%

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                               DECEMBER 31
                                    1995              1995                      1994            1994
                                                         (IN THOUSANDS OF DOLLARS)

                                     HTM               AFS                       HTM             AFS
U.S. Treasury Notes                $ - 0 -          $23,993                   $ 9,899          $15,827
U.S. Government:
  Agency Notes                       - 0 -            6,552                     8,493            1,443
  Mortgage Backed Securities        13,616           25,874                    21,529           18,392
State and Political Subdivisions    22,831              -0-                    23,702              -0-

        Totals                     $36,447          $56,419                   $63,623          $35,662

The following table sets forth the maturities of investment securities at December 31, 1995 and the weighted average yields of such securities.

                                                       MATURING
                                                      After One            After Five
                                    Within            But Within           But Within            After
                                   One Year           Five Years           Ten Years           Ten Years

                                 Amount  Yield      Amount    Yield      Amount   Yield       Amount  Yield
                                                         (In Thousands of Dollars)

Held to Maturity:
U.S. Government:
  Mortgage Backed Securities        0     .00           0     .00          232    9.14%     13,384   8.71%
State and Political Subdivision   813    6.33%      3,840    5.37%      12,580    5.23%      5,598   5.25%

      Totals                      813    6.33%      3,840    5.37%      12,812    5.30%     18,982   7.69%


Available for Sale:

U.S. Treasury                  21,991    5.90%      2,002    6.32%           0     .00           0    .00
U.S. Government:
  Agency Notes                      0     .00       1,500    7.03%       5,052    7.64%          0    .00
  Mortgage Backed
  Securities                      345    6.32%     10,205    6.31%      11,698    6.41%      3,626   7.41%

      Totals                   22,336    5.91%     13,707    6.39%      16,750    6.78%      3,626   7.41%

      At December 31, 1995, no securities exceeded, in aggregate by issuer, 10% of Shareholders Equity. This does not include issues secured by the Federal Government. The yield on tax exempt securities are not on a tax equivalent basis for this schedule. Mortgage backed securities are distributed in this schedule based on contractual payment dates in this table.

DEPOSITS

The amount of average deposits and average rates paid on such deposits is summarized for the periods indicated in the following table:

                                                      YEAR ENDED DECEMBER 31,
                                        1995                   1994                    1993
                                  AVG.        AVG.        AVG.       AVG.         AVG.       AVG.
                                 AMOUNT       RATE       AMOUNT      RATE        AMOUNT      RATE
                                                     (IN THOUSANDS OF DOLLARS)
Non-Interest Bearing
   Demand Deposits              $32,590       none      $31,717      none       $31,061      none
Interest Bearing
   Demand Deposits               62,119       2.88%      59,775      2.43%       59,546      2.31%
Savings Deposits                 17,872       2.40%      18,180      2.24%       18,018      2.38%
Time Deposits                   108,888       5.21%      92,047      3.92%       94,121      3.95%

   TOTAL                       $221,469                $201,719                $202,746

Time Certificates of Deposit of $100,000 or more, outstanding at December 31, 1995, 1994, and 1993 are summarized as follows:

                                           TIME CERTIFICATES
                                              OF DEPOSIT
                                       (IN THOUSANDS OF DOLLARS)

                                     1995        1994       1993
3 Months or Less                   $12,189     $10,834    $15,271
Over 3 through 6 Months             11,334      11,651      7,507
Over 6 through 12 Months            12,914      10,335     10,148
Over 12 Months                       9,110       7,365      4,214
                                   -------     -------    -------
   TOTAL                           $45,547     $40,185    $37,140

RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

                                       YEAR ENDED DECEMBER 31,
                                     1995        1994       1993
Return on Average Assets             1.17%       1.21%      1.35%
Return on Average Equity            13.19%      13.58%     16.80%
Dividend Payout Ratio               15.63%      21.88%     14.34%
Equity to Assets Ratio*              8.89%       8.96%      8.29%

* The ratio for 1995 excludes the effects of FASB 115 on capital. The regulating bodies for the Bank do not include the net unrealized gain/loss on available for sale securities in the calculation of this ratio.

See Item 6 for other selected financial data.

ITEM 2 - PROPERTIES

The main offices of the Corporation and the Bank are located at 800 South Lewis Street, New Iberia, Louisiana. Additionally, the Bank operates eleven branch offices. Following are details of the properties occupied (building) by the Corporation and the Bank.

LOCATION                                  TITLE         SIZE(1)          USE
Main Office                               Owned          54,346          Banking
800 South Lewis Street
New Iberia, Louisiana

Pennywise Store & Building                Leased            100          ATM (2)
Hopkins & Admiral Doyle Drive
New Iberia, Louisiana

West Main Street Branch                   Owned           1,700          Banking
600 West Main Street
New Iberia, Louisiana

North Lewis Street Branch                 Owned           4,940          Banking
317 North Lewis Street
New Iberia, Louisiana

Lydia Branch                              Owned           2,000          Banking
7711 Weeks Island Road
Lydia, Louisiana

Loreauville Branch                        Owned           3,627          Banking
130 S. Main Street
Loreauville, Louisiana

Jeanerette Branch                         Owned           4,000          Banking
1701 West Main Street
Jeanerette, Louisiana

Jane Street Branch                        Owned           2,400          Banking
1407 Jane Street
New Iberia, Louisiana

Downtown Branch                           Leased          7,936          Banking
222 East Main Street
New Iberia, Louisiana

LOCATION                                  TITLE         SIZE(1)          USE
Lafayette Branch                          Leased          1,680          Banking
2843 Johnston Street
Lafayette, Louisiana

Moss Street Branch                        Leased            385          Banking
3803F Moss Street
Lafayette, Louisiana

Abbeville Branch                          Leased            385          Banking
2210 Veterans Blvd.
Abbeville, Louisiana

Acadiana Mall Branch                      Owned           3,315          Banking
5711 Johnston Street
Lafayette, Louisiana

(1)  Size is measured in square feet of building and drive up canopies.

(2)  ATM Banking only.

ITEM 3 - LEGAL PROCEEDINGS


STATE COURT LITIGATION

On October 7, 1994, the Corporation filed a petition for Declaratory Relief in the Civil District Court in Iberia Parish, Louisiana (the "state court proceeding") against Jules A. Schwing ("Schwing"), individually and in his capacity as the executor of the estates of his parents. (Schwing has since been replaced as executor of his parents' successions.)

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

On November 8, 1994, the Corporation filed its First Amended and Restated Petition for Declaratory Relief (the "First Amended Petition") in the state court proceeding. In the First Amended Petition, the Corporation sought a declaratory judgment that the shareholder proposals were inappropriate for shareholder consideration under Louisiana law. After a hearing on December 19, 1994, the court ruled that Section 2.3 of the Corporation's Bylaws was invalid. On December 28, 1994, Schwing presented to the Corporation written consents purporting to adopt the shareholder proposals. As Schwing had already solicited written consents with respect to his proposals, he did not resubmit his request for a special shareholders meeting.

On January 3, 1995, the Corporation filed a Second Amended and Restated Petition for Declaratory and Injunctive Relief (the "Second Amended Petition") in the state court proceeding challenging the validity and authority of the shareholders committee that was purportedly empowered by the shareholder proposals and sought injunctive relief in relation to those claims. On that date, the court granted a temporary restraining order enjoining the shareholders committee from conducting any activity until a preliminary injunction hearing could be held.

The preliminary injunction hearing was held on Monday, January 9, 1995. At that hearing, the Corporation's request for an order restraining the activities of Schwing and the shareholders committee during the pendency of the proceedings was orally granted in part and denied in part. A written Preliminary Injunction Order memorializing (with some modifications) the court's oral ruling was entered on March 29, 1995. On April 12, 1995, the Corporation appealed portions of the March 29, 1995 preliminary injunction order and sought from the Louisiana Third Circuit Court of Appeal a request for stay pending the appeal.

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

On May 24, 1995, the Corporation filed a Petition for Devolutive Appeal from the Judgment and moved to stay the Judgment. The stay request was denied on August 23, 1995. On December 6, 1995, the Louisiana Third Circuit Court of Appeal rendered a decision affirming the Judgment. On January 5, 1996, the Corporation filed an Application for Writ of Certiorari with the Louisiana Supreme Court seeking review of the Judgment which was denied February 28, 1996.

FEDERAL COURT LITIGATION

On January 6, 1995, Schwing filed a Complaint for injunctive relief in the United States District court for the Western District of Louisiana. The Complaint sought to enjoin, among other things, the enforcement of various amendments to the Corporation's Bylaws that were adopted by the board of directors at a meeting on January 3, 1995.

On January 9, 1995, the Court refused to grant a requested temporary restraining order. A status conference on this matter was held on January 18, 1995, at which time Schwing's counsel reurged his request for a temporary restraining order or a preliminary injunction. Both at the status conference and at a hearing held February 13, 1995, the Court refused to grant a temporary restraining order or schedule a preliminary injunction hearing, and dismissed Schwing's Complaint for injunctive relief.

Schwing appealed the dismissal of his Complaint to the United States Fifth Circuit Court of Appeals. On March 29, 1995, Schwing filed a Motion for Injunction During Pendency of Appeal in the United States District Court for the Western District of Louisiana, which was denied by the Court on April 6, 1995. On August 11, 1995, Schwing filed a motion in the Fifth Circuit Court of Appeals seeking an injunction pending appeal to prohibit the Corporation from, among other things, pursuing efforts to acquire a bank. The Corporation filed on August 18, 1995 a motion to dismiss the appeal and for sanctions for frivolous appeal and, shortly thereafter, the Corporation filed another motion requesting sanctions for failure of Schwing to comply with the Federal Rules of Appellate Procedure in his request for an injunction pending appeal.

On September 8, 1995, the court denied Schwing's motion for injunction pending appeal and ordered that the Corporation's motion to dismiss the appeal and for sanctions for frivolous appeal be carried forward for resolution by the oral argument panel. On October 24, 1995, an Order was entered denying the Corporation's motion for sanctions for failure to comply with the Federal Rules. Oral argument on unresolved issues and on the merits of the appeal was held on December 5, 1995. As of March 6, 1996, the Fifth Circuit Court of Appeals had not rendered a ruling in this matter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security-holders of the Corporation during the fourth quarter of 1995.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's stock became listed on the American Stock Exchange, Inc. on August 31, 1995. The opening bid on that date was $14 a share. At December 31, 1995, the closing price was $23.375 a share. During the fourth quarter of 1995 (the only full quarterly period since the common stock of the Corporation became listed on the American Stock Exchange, Inc.), the lowest sales price of the Corporation's common stock was $14.00 on August 31, 1995, and the highest sales price was $23.75 on December 14, 1995.

The Corporation had 509 shareholders of record as of the year ending December 31, 1995.

Given the Corporation's and the Bank's financial condition and state and federal laws concerning dividends, dividends declared through December 31, 1995 did not exceed legal limitations for the Corporation or the Bank. There are also no additional regulatory dividend restrictions imposed on the Corporation or the Bank. During 1996, the amount of undivided profits of the Bank, which could be paid to the Corporation without prior regulatory approval is approximately $4,700,000 plus an amount equal to the 1996 earnings of the Bank.

In March 1995, the Board of Directors of the Corporation approved a change in the declaration and payment schedule of dividends from semiannually to quarterly. In September 1995, the Board further decided that dividends with respect to performance during a quarter would be declared after the end of each quarter rather than before the end of the quarter. As a result of this change, a dividend attributable to the fourth quarter of 1995 was declared on January 9, 1996 and paid on January 31, 1996. The dividend with respect to third quarter performance was declared in the third quarter and paid early in the fourth quarter. All other cash dividends were declared in the respective periods indicated in the chart below and paid early in the next quarter.

                            Dividend Information(1)

                                      1995                 1994
First Quarter                        $.075                $.000
Second Quarter                        .075                 .075
Third Quarter                         .075                 .000
Fourth Quarter                        .225                 .225

(1) All amounts in this schedule were adjusted to reflect a 40-to-1 stock split approved by stockholders on April 17, 1995.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31,

                                  1995               1994                 1993               1992            1991
                                                    (IN THOUSAND OF DOLLARS, EXCEPT PER SHARE DATA)

Interest Income                 $18,364            $15,314              $15,300           $15,575          $15,247
Interest Expense                  7,983              5,546                5,578             7,070            8,343
Net Interest Income              10,381              9,769                9,722             8,505            6,904
   before Provisions
Provision for Loan Loss             355                103                  104               250              110
Net Interest Income              10,026              9,665                9,618             8,255            6,794
   after Provisions
Non Interest Income               2,039              1,980                1,531             1,463            1,392
Non Interest Expense              8,269              7,864                6,933             5,919            5,720
Income before Income
Taxes                             3,796              3,781                4,216             3,799            2,466
Income Tax Expense                  916              1,050                1,195             1,152              629
Net Income                      $ 2,880            $ 2,731              $ 3,021           $ 2,647          $ 1,837


Balance Sheet Totals:

Total Equity                   $ 23,639           $ 20,027             $ 19,077          $ 16,489         $ 14,225
Total Assets                    263,868            233,268              224,878           228,606          187,026
Net Loans                       139,308            110,256               87,873            79,743           69,865

Selected average balances:

Average equity                 $ 21,830           $ 20,108             $ 17,982          $ 15,393         $ 13,554
Average assets                  246,515            225,100              224,101           205,064          174,354

Per Share Data:

Net Income*                    $   1.44           $   1.37             $   1.52          $    .92         $    .92
Annual Cash Dividend*               .45(1)             .30                  .22               .18              .15

Selected ratios:


Return on Average Assets           1.17%              1.21%                1.35%             1.29%            1.05%
Return on Average Equity          13.19%             13.58%               16.80%            17.20%           13.55%

*Converted to reflect 40-1 stock split approved by shareholders on April 17, 1995.
(1) Includes fourth quarter cash dividend of .225 per share declared by Board of Directors on January 9, 1996 for stockholders of record on January 19, 1996, with payment on January 31, 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation continued to expand its operations with the opening of its third full service location in Lafayette, Louisiana, since 1994. The Corporation continued to benefit from a strong local economy which resulted in a significant increase in loan demand throughout the year. This resulted in an increase in its loan to deposit ratio to 60.34% by the end of 1995 from 53.6% at the end of 1994. In 1995, the Corporation generated net income of $2,880,435 or $1.44 per share, compared to a $2,730,717 or $1.37 per share in 1994, and net income of $3,020,542 or $1.52 per share for 1993. The increase in net income in 1995 over 1994 is mainly the result of an increase in net interest income ($612,914) offset by higher salary and benefit cost ($260,698),additional loan loss provisions ($251,475), and a $522,556 increase in professional fees incurred due to ongoing litigation. (See "Legal Proceedings" for an update on current litigation.) The decrease in net income for 1994 over 1993 is the result of the addition of two new branch locations, and losses incurred in the sale of mortgage loans. A more detailed analysis of these differences will be discussed later in various sections of Management's comments on the performance of the Corporation for the year. The Corporation attained a return on stockholder's equity in 1995 of 13.19% versus 13.58% in 1994 and 16.80% in 1993.

During 1995, the Corporation revised its current dividend policy to increase the annual dividend per share to $.45. Including the dividend declared and paid in January 1996, which the board attributed to fourth quarter 1995 performance, the total annual dividend attributable to performance in 1995 was $.45 per share ($.075 each of the first three quarters and $.225, attributable to the fourth quarter which was paid on January 31, 1996.) This is a 50% increase over the $.30 per share dividend declared and paid in 1994 ($.075 in June 1994 and $.225 in December 1994.) The increase in the dividend amount comes after a period of time during which the Corporation needed to retain earnings to support its asset growth of 41.1% over a four year period starting at the beginning of 1992 and ending at the end of 1995. The Corporation believes its capital is at sufficient levels to sustain future budgeted growth and protect against unexpected downturns in the local economy. Future dividend payments will be reviewed periodically with changes made to adjust to current growth levels and economic conditions.

At December 31, 1995 total assets were $263.8 million, an increase of $30.5 million or 13.07% from the $233.3 million reported for December 31, 1994. In comparison, total assets increased by $8.4 million in 1994 from the corresponding date in 1993. The changes in assets noted above were due to a good local economy, introduction of new or redeveloped products for loans and deposits, and the addition of a new location in the Lafayette market in 1995. Gross loans at December 31, 1995 were $142.7 million, compared to $113.4 million, a $29.3 million or 25.84% increase from the same date in 1994. Loan growth for 1995 can be broken down as follows: real estate- $10 million; commercial loans- $5.5 million; and consumer loans- $12.5 million. The increase in loans for 1995 is due to the continued activity in the mortgage lending department, significant consumer loan demand, an improved commercial loan market, and the relatively low level of interest rates throughout 1995. At December 31, 1995, total deposits were $237.6 million, a $27 million, or 12.82% increase from the amount reported at December 31, 1994. Total deposits of $210.6 million at December 31, 1994 were $7.7 million, or 3.8% more than the amount reported at December 31, 1993. The increase in total deposits in 1995 was a result of a planned increase in certificates of deposits in anticipation of the loan growth in 1995.

On January 24, 1996, the Corporation announced that it had agreed to negotiate a definitive agreement for the acquisition of the Corporation by Whitney Holding Corporation, a bank holding company based in New Orleans, Louisiana, for consideration consisting of $54 million in the aggregate, payable in Whitney Holding Corporation common stock to the shareholders of the Corporation at the approximate rate of $27 in value of Whitney Holding Corporation stock for each share of Corporation stock outstanding. Assuming a definitive agreement is successfully negotiated, it must be approved by the board of directors of both the Corporation and Whitney Holding Corporation. The closing of any such transaction will also be subject to customary conditions, including regulatory approval and approval by the shareholders of the Corporation. The merger is intended to be accounted for as a pooling-of- interests. It is not expected that, if a definitive agreement is reached, the merger would take place before the third or fourth quarter of 1996. The merger, if it occurs, would result in the Corporation being merged into Whitney Holding Corporation and the shareholders of the Corporation becoming shareholders of Whitney Holding Corporation. In addition, the Bank would be merged into Whitney National Bank. Therefore, if the merger takes place, both the Corporation and the Bank would cease doing business as independent entities.


NET INTEREST INCOME

Net interest income is the difference between interest earned on assets and interest paid on deposits and other funds supporting those assets. Net interest income for the year 1995 was $10,381,610, an $612,915 or 6.27% increase over the reported balance in 1994 of $9,768,695. In 1994, net interest income increased by $46,487 over the 1993 amount of $9,722,208, which is an increase of .48%. The increase in net interest income in 1995 was due to the significant increase in loan activity during the year offset in part by an increase in interest expense paid on deposits. The small change in net interest income in 1994 as compared to 1993 was mainly due to the repricing of both assets and deposits during 1994, which resulted in an insignificant net change. The impact on interest earned over the reporting period comes from (1) the mix of loan products generated, (2) a strong investment portfolio yield that also provided liquidity to fund loans, and (3) the customers' investment in various types of interest-bearing products, from checking accounts to certificates of deposit.

EARNING ASSETS

Earning assets averaged $227.4 million for 1995, an increase of $20 million or 9.64%, compared to the 1994 average of $207.8 million. The 1994 average represented an increase of $ 0.6 million or 0.3% over the 1993 average of $207.2 million.

For 1995, loans averaged $127.1 million, a $29.6 million, or 30.36% increase from the average balance reported in 1994. The average loan balance in 1994 was $97.5 million, an increase of $12.2 million, or 14.30%, compared to the average balance in 1993 of $85.3 million. As noted previously, the increase in loans over the past two years is the result of an increase in installment loan activity along with production from the mortgage lending operation created in 1993. Commercial loan activity significantly increased during 1995 as the local economy remained strong, particularly with agricultural loans made on a seasonal basis. The overall yield on loans remained relatively level with an average rate of 9.39% in 1993, 9.26% in 1994, and 9.38% in 1995.

The Corporation established a mortgage loan origination department in 1993. (See footnote 4 in the December 31, 1995 consolidated financial statements.) The Corporation recognized net gains (losses) on sales of mortgage loans of approximately $18,000 and ($178,000) during 1995 and 1994, respectively. The loss in 1994 was attributable to a rapid change in interest rates. During 1995, the Corporation followed procedures implemented in 1994 after the losses occurred to minimize the effect of rapid rate changes on the mortgage lending operations.

Investment securities (excluding federal funds sold) averaged $90.2 million for 1995, representing a decrease of $14.5 million, or 13.85%, when compared to 1994. Investment securities averaged $104.7 million for 1994 representing a decrease of $8 million, or 7.10% over the 1993 average of $112.7 million. Investment securities have decreased over the past two years due to the use of maturing investments to fund loans. The tax equivalent yield on the portfolio has increased from 6.54% in 1993, to 6.73% in 1994, and to 7.56% in 1995. This increase in the overall yield of the investment portfolio is the result of retaining higher yielding investment securities (mortgage backed securities and municipal securities) as the portfolio reduced in size because of the growth in loans. A discussion of the change in the mix of the investment portfolio is discussed in the section "Investment Portfolio".

Federal Funds Sold during the year averaged $10.1 million, compared to $5.6 million in 1994 and $9.2 million in 1993. The average yield on federal funds sold in 1995, 1994, and 1993 was 5.74%, 4.13%, and 2.86%, respectively.

The average tax equivalent yield on earning assets was 8.50% in 1995 as compared to a 1994 yield of 7.84% and a 1993 yield of 7.55%.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities in 1995 averaged $190.9 million, an increase of $18.6 million, or 10.80%, from the 1994 average. Interest-bearing liabilities in 1994 averaged $172.3 million, a decrease of $1.8 million, or 1.04%, over the 1993 level of $174.1 million. Interest bearing checking accounts increased by $2.3 million, while savings accounts decreased by $0.3 million during 1995. Certificates of deposits increased in 1995 by $16.8 million. As loan demand grew throughout 1995, the need to obtain additional deposits was required to assist in funding the loan activity. As a result, competitive rates were offered to encourage customers to purchase certificates of deposits. The rates offered to obtain these deposits were lower than the assets that they were funding, as evidenced by the increase in net interest income. In 1994, interest bearing checking accounts increased by $0.2 million and certificates of deposit increased by $ 2 million. Public funds decreased by approximately $4.8 million in 1995 and increased $5 million in 1994.

Interest expense for 1995 totaled $7,982,528, an increase of $2,436,701, or 43.94% from the 1994 amount. Interest expense for 1994 was $5,545,827 compared to $5,578,015 for 1993, a decrease of $32,188 or .58%. The largest increase in interest expense in 1995 occurred with certificates of deposit where the average yield increased to 5.21% from 3.92% earned in 1994 reflecting a higher interest rate environment. Interest cost changed little from 1994 to 1993 as customers had longer term maturities on deposits to maximize their returns during the low interest rate cycle that ended in 1994. The average rates paid for all interest-bearing liabilities were 4.18% in 1995 compared to 3.22% in 1994 and 3.20% in 1993.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An adequate level of the allowance for loan losses is determined by reviewing the quality of the loan portfolio, actual loan loss experience and the current and anticipated economic conditions and their effects on the market served by the Corporation. The provision for loan losses is the amount charged to earnings in order to maintain an adequate level of reserves. Other significant factors considered in determining the levels of the provision and the allowance are the growth or decline in the loan portfolio, the composition of the portfolio, industry concentrations, differing risks associated with each category of loans, the current and prospective financial condition of borrowers, the level of past due and non-performing loans and the relationship of the reserve to the total loan portfolio. Management reviews the loan portfolio regularly to identify potential losses and to determine that the level of the allowance adequately reflects the potential loss exposure. Loans identified as problem credits are reviewed more frequently to determine the need for changes in the allowance. Since actual losses may vary from current assessments, any necessary adjustments to the allowance are recorded in the period in which they become known. Management of the Corporation monitors adherence to lending policies and procedures as well as asset quality.

The allowance for loan losses totaled $3,396,531 at December 31, 1995, compared to $3,114,214, at December 31, 1994. The allowance as a percentage of loans was 2.38% at December 31, 1995, as compared to 2.75% at year-end 1994. As evidenced by the Summary of Loan Loss Experience schedule, the Corporation has had much success over the last five years in controlling charge offs with sound lending practices and careful monitoring of the loan portfolio while at the same time, collecting previously charged off loans and maintaining an adequate loan loss allowance.

The diversification of the loan portfolio is an important factor in the assessment of loan quality and loss potential. Although the Corporation has a significant amount of loans made to energy services and agricultural customers due to the dominance of those industries in the local economy, the Corporation seeks to lend to a variety of industries to minimize its exposure to possible losses occurring from concentrations in any single sector. Broadening the base of loan activity into the Lafayette market, along with a steadily improving local economy over the last few years has had a positive effect on the performance of the loan portfolio. During 1993, the United States Congress passed the North American Free Trade Agreement (NAFTA). The Corporation believes that the increase in competition from Mexican producers as a result of the passage of NAFTA could directly have an adverse effect on the Corporation's customers in the agricultural sugar and textile industries. As such, the Corporation's operating market may be indirectly affected. Another factor that may affect the quality of the loan portfolio is the opening of gaming establishments in the Corporation's market. Although it is not known exactly what amount of spendable money is now diverted to gaming, management is concern about the effect that gaming will have on the Corporation's consumer loan portfolio. Appropriate consideration has been given to these factors in the Bank's loan loss reserve.

The provision for loan losses was $355,000 for 1995, compared to $103,525 in 1994. The increased provision for loan losses is due to increased loan activity. The 1994 provision was a small decrease from the 1993 provision of $104,400.

In 1995 charge-offs were $282,877 compared to $173,454 and $102,520 in 1994 and 1993, respectively. Recoveries totaled $210,194, $358,429, $526,449, during the years ended December 31, 1995, 1994, and 1993, respectively. The consistent low levels of charged-off loans as a percentage of total average loans each year are mainly attributable to the level of credit quality with respect to loans being made and the continued diversification of the portfolio over the last few years.

OTHER INCOME

For 1995, other income was $2,039,056, an increase of $59,482, or 3.01%, over the $1,979,574 other income for 1994. The increase in 1995 is mainly attributable to overdraft fees and increased service charges. Other income for 1994 showed a $448,738 or 29.32% increase over the $1,530,836 figure during 1993. This increase is the result of a large recovery in loans acquired in the acquisition of a failed bank in 1987, which had been charged off prior to the acquisition. The total of this one recovery was approximately $250,000. The remaining increase is the result of additional income from service fees on business accounts and overdraft charges received over the year.

OTHER EXPENSES

Total non-interest expenses for 1995 were $8,269,046 compared to the 1994 expense of $7,864,003, an increase of $405,049 or 5.15%. Total Other Expenses for 1994 increased by $931,087 or 13.43% from the 1993 total of $6,932,916.

Salaries and employee benefits, a major component of other expenses, increased by $260,698 in 1995 to $3,899,586. The Corporation opened a new full service location in Lafayette, its third location opened there since 1992, which added more staff in addition to other customer service personnel to handle the increased activity in both loans and deposits. In 1994, salaries and employee benefits were $3,638,888, and in 1993, $3,191,417. This increase in cost is the result of a substantial increase in growth and customer activity at the Corporation's main office, the addition of new locations in Lafayette and Vermilion Parishes in 1994, and the creation of the mortgage lending operation in 1993. The increase also was attributable to an increase in personnel training for placement in management positions. Occupancy and equipment expense totaled $1,120,178, an increase of $7,710 for 1995 as compared to 1994. The expense for 1994 was $1,112,468, an increase of $72,949 as compared to $1,185,417 in 1993. The additional cost of the new location in Lafayette was offset by a reduction in depreciation cost, as the Corporation's computer hardware became fully depreciated in 1995.

The cost of professional services increased significantly in 1995, mainly due to the litigation pending throughout the year between the Corporation and one of its directors. (See "Legal Proceedings".) The total cost for professional services in 1995 was $659,977, compared to $137,421 and $123,458 in 1994 and
1993, respectively.

For 1995, other non-interest expenses were $2,589,306, down $385,920, or 12.98%, over the $2,975,226 reported in 1994. The decrease in 1995 was partly due to the reduction in FDIC assessments to the Corporation ($207,000). Non-interest expenses in 1994 increased $542,602, or 22.30% over the 1993 amount of $2,432,624. The increase in 1994 was due primarily to the loss incurred on the sale of mortgage loans and increased advertising costs.


INCOME TAX

The effective income tax rate for 1995 was 24.1%, compared to 27.8% in 1994 and 28.3% in 1993. The decrease in the effective tax rate is due to an increase in tax free municipal bond income over the last two years. Reference is made to footnote 9 to the accompanying financial statements for a reconciliation of tax expense at the statutory and effective tax rates.

NON-PERFORMING ASSETS AND PAST DUE LOANS

Crucial to earnings performance is the monitoring of asset quality, chiefly in the evaluation of credit risk and the minimization of the Corporation's exposure to losses. Management views these two critical functions as essential to sound banking practice. Therefore, management regularly obtains appraisals for the collateral supporting non- performing assets and specifically reserves for them based on the current market value of the collateral if necessary. Management utilizes historical loss trends to establish general reserves on performing loans.

Non-performing assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. At December 31, 1995 non-performing assets totaled $823,288, a decrease of $67,575 from December 31, 1994. Non-performing assets for 1994 were $890,863, a increase of $94,577 from 1993 total of $796,286. The decrease in non-performing assets is due to the continuing efforts of the Corporation's management to minimize those assets in a steadily improving local economy where interest rates have been relatively low over the last few years.

A loan is placed on non-accrual status when, in management's opinion, the collectability of principal or interest is doubtful. Interest previously accrued on the loan is reversed and the accrual of interest is discontinued.
At December 31, 1995, non-accrual loans totaled $159,877 compared to $97,282 at year-end 1994, and $208,963 at year end 1993. Interest income that would have been recognized under the contractual terms of non-accrual loans for the years ended December 31, 1995, 1994 and 1993 was approximately $13,000, $6,000 and $19,000, respectively. The amount of interest income related to these loans included in net income for the years ended December 31, 1995, 1994, and 1993 was zero.

Other real estate totaled $50,000, $181,816, and $181,912 at December 31, 1995, 1994, and 1993, respectively. At December 31, 1995, repossessed movable assets amounted to $28,150 as compared to $6,350 and zero at December 31, 1994 and 1993, respectively. The reduction in other real estate is due to the sale of foreclosed properties.

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment maybe measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Corporation had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995. As of December 31, 1995, impaired loans totalled $344,280.

In connection with the acquisition of a failed bank in 1987, the Corporation acquired certain loans for less than their contractual balance. The accounting for these loans is based on the "cost recovery method" as described in the AICPA Practice Bulletin 6, dated August, 1989, which deals with the amortization of discounts on certain acquired loans and incorporates SFAS No. 91 requirements. Under this method, any amounts received are to be applied first against the recorded amount of the loan; when that amount has been reduced to zero, any additional amounts received are recognized as income. In accordance with Practice Bulletin 6, the cost recovery method is used until it is determined that the amount and timing of collections are reasonably estimable and collection is probable. The Corporation has determined that at December 31, 1995, loans totalling $1.6 million with discounts of approximately $0.7 million are being accreted to income over the remaining estimated life of the loans. Income recorded in 1995 from this accretion was approximately $60,000.

INVESTMENT PORTFOLIO

Reference is made to Footnote 3 of the Corporation's 1995 Financial Statements for a comparison of December 31, 1995 and 1994 book values, unrealized gains and losses, and market values of investment securities by category.

The Corporation's investment portfolio is managed to ensure quality of securities, the maintenance of attractive rates of return on the funds invested and adequate liquidity to the Corporation. The portfolio consists primarily of United States Treasury Notes, Municipal Bonds, and Mortgage-Backed Securities. United States Treasury Notes and Municipal Bonds maturities are laddered to provide a constant liquidity source. Mortgage-Backed Securities provide liquidity, monthly cash flow and higher yields which are required when there is low loan demand in the bank's operating area. Due to the recent increase in loan demand, the Corporation has increased its purchases of United States Treasury Notes to provide for future liquidity.

Management evaluates the Corporation's investment portfolio on an ongoing basis in light of the Corporation's investment objectives in particular and the Corporation's strategic plan in general. During 1995, the Corporation sold $6.2 million of available for sale securities resulting in gross realized gains of $30,868 and gross realized losses of $62,178. Four securities were called resulting in a realized gain of $5,510. During 1994, the Corporation sold approximately $22.1 million in available for sale securities to restructure the portfolio for changes in interest rates and to fund loan growth. These sales resulted in gross realized gains of $321,721 and gross realized losses of $361,815. During 1994, one security was called resulting in gross realized gain of $100 and no gross realized losses. During 1993, $1,249,000 of the Corporation's securities were called resulting in gross realized gains of $2,076 and no gross realized losses. No securities were sold in 1993.

In December, 1995, concurrent with the initial adoption of the SFAS No. 115 implementation guidance, the Corporation transferred approximately $16 million of investment securities from the held to maturity portfolio to the available for sale portfolio. The transfer was recorded at fair value on the date of transfer. The unrealized gain, net of tax, on the transferred securities is included as a separate component of stockholder's equity. During 1994, the Corporation transferred approximately $4,800,000 of investment securities from the available for sale portfolio to the held to maturity portfolio. The transfer was recorded at fair value on the date of transfer. The unrealized loss on the transferred securities is included in stockholder's equity in the caption unrealized loss on securities available for sale. The unrealized loss is being amortized over the remaining life of the securities as an adjustment of the related yield. The related unrealized loss, net of tax, at December 31, 1995 and 1994, remaining to be amortized was approximately $132,000 and $147,000, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation's balance sheet is structured to provide adequate liquidity to meet customers' funding requirements on a timely basis. The Corporation has an Asset/Liability computer program to aid it in maintaining a proper balance between interest earning assets and interest bearing liabilities. This program is run on a regular basis, allowing management to diversify investments as needed to keep a proper balance of maturities. Management is also capable of managing interest rate sensitivity of assets and liabilities. This is critical to protect net income against wide fluctuations in interest rates and in turn maintaining consistent growth of net interest income.

The liquidity ratio of the Corporation is defined as those short term funds, generally within one year of maturity, that can be used to satisfy the daily needs of the Corporation to settle with its correspondent bank on cash letters or to fund loans, etc., divided by total funds available. A ratio over 30% is generally viewed as acceptable within the industry. The dependency ratio is defined as short term funds minus volatile funds (certificates of deposits over $100,000 and other short term borrowing) divided by earning assets minus volatile funds. This ratio measures the percentage of volatile funds used to fund long term earning assets. A dependency ratio of plus or minis 10% is viewed as acceptable within the industry. The Corporation's liquidity ratio at year end 1995 was 40.97% with a dependency ratio of .63%; in 1994, the liquidity ratio was 45.60% with a dependency ratio of 9.50%. The significant decrease in the dependency ratio was the result of shortening the maturity of the investment portfolio and obtaining more core deposits. This increase in core deposits was achieved by attracting certificates of deposit less than $100,000. The dependency ratio was higher in 1994 due to an increase in large certificates of deposits and a decrease in short term federal funds. The Corporation's Management monitors this ratio monthly and will adjust the position accordingly to stay within acceptable levels.

Liquidity is enhanced by the Corporation's ability to manage the interest rate sensitivity of assets and liabilities. The Corporation actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model.

CUMULATIVE MATURITY/RATE SENSITIVITY

                                              (In Thousands of Dollars)
                                                   Repricing Days
                                                                                       1Yr&
                               1-30            1-60          1-90         1-365        Over     Total
Earning Assets

Loans                        15,478          16,499        24,221        53,400      89,305   142,705
Short-Term
     Investments              9,803           9,803         9,803         9,803         -0-     9,803
0nvestments (1)               4,062          10,588        11,213        29,115       63,75   192,866
Total Earning Assets         29,343          36,890        45,237        92,318     153,056   245,374

Funding Sources

Public Fund
Demand Deposits              12,275          12,275        12,275        12,275         -0-    12,275
Now Accounts**                  -0-             -0-           -0-           -0-      30,272    30,272
Money Market (IMFA)          21,062          21,062        21,062        21,062         -0-    21,062
CD over 100                   4,398           7,719        12,895        38,844       6,703    45,547
Other Time Deposit            7,233          11,477        15,611        52,432      20,147    72,579
Savings**                       -0-             -0-           -0-           -0-      18,205    18,205
Repurchase Agreements         1,750           1,750         1,750         1,750         -0-     1,750
Total Funding                46,718          54,283        63,593       126,363      75,327   201,690

Cumulative Maturity/
Rate Sensitivity (GAP)      (17,375)        (17,393)      (18,356)      (34,045)     77,729    43,684

GAP/Total Earning Assets     (7.08%)         (7.09%)       (7.48%)      (13.87%)
GAP/Total Assets             (6.58%)         (6.59%)       (6.96%)      (12.90%)

**Historically, rates on these types of accounts have changed little as compared to other types of deposits, therefore, these accounts are not considered rate sensitive.

(1) The amount of pay downs received on a monthly basis on mortgage backed securities is not reflected in this schedule. Pay downs averaged nearly $0.4 million a month over a large portion of 1995.

The GAP percentages noted are a reflection of a negative position. This measurement simply shows at what repricing interval assets and liabilities will reprice. It does not take into account at what level of rate change the asset or liability will reprice. In general terms, if rates fall, net interest income should increase and if rates rise, net interest income should decrease. In looking at the one year horizon, and given that in general, interest rates should fall in the future, the Corporation is in a position to benefit from a downward move in interest rates. Continued monitoring of interest rate changes will dictate if changes should be made. If changes need to be made, the investment portfolio has already been restructured to make whatever changes are necessary in the short run to minimize interest rate risk. All proposed changes are contingent on a thorough review using the Corporation's asset/liability model.

CAPITAL RESOURCES

CAPITAL RATIOS AT END OF YEAR:

                                                                       REGULATORY
                               1995            1994          1993        MINIMUM
                               ----            ----          ----      ----------
Primary capital              10.05%          10.16%         9.43%          5.5%
Leverage                      8.89%           8.96%         8.29%          3.0%
Risk-based capital
   Tier I                    16.73%          17.52%        19.15%          4.0%
   Total                     17.48%          19.02%        20.65%          8.0%

The Corporation and the Bank are subject to regulatory risk-based capital guidelines. In the risk-based capital computation, all assets are weighted based upon assigned risk factors, and off-balance sheet items are included, such as loan commitments and standby letters of credit. Capital is separated into two categories, Tier I and Tier 2, which combine for Total Capital. Tier 1 consists primarily of common stockholders' equity. Tier 2 consists primarily of Tier 1 plus the allowance for loan losses subject to certain limitations. Total Capital must be 8%, half of which must be Tier 1 capital. The Company is well above the minimum requirements.

In conjunction with the risk-based capital guidelines, the regulators have issued capital leverage guidelines. The leverage ratio consists of Tier 1 capital as a percent of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3%, with a higher minimum ratio dependent upon the condition of the individual bank or bank holding company.

The FDIC Improvement Act of 1991 (FDICIA) included certain requirements for different levels of regulatory oversight and intervention based on an institution's capital levels. The guidelines included five levels of capital measurement. As of December 31, 1995, the Bank met all of the criteria for a "well-capitalized" institution (which is the highest level of capital measurement), which are 5.0% leverage, 6.0% Tier 1, and 10.0% total capital ratios.

FINANCIAL ACCOUNTING STANDARDS BOARD PRONOUNCEMENTS:

FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of" is effective for fiscal years beginning after December 15, 1995, and requires that long-lived assets and certain identifiable intangibles to be held and used by a entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, certain long-lived assets and certain identifiable intangibles to be disposed of will be reported at the lower of carrying amount or fair value less the cost to sell. At December 31, 1995 the Corporation had no long-lived assets that met the criteria, therefore the impact of adopting this statement is not expected to be material.

FASB Statement No. 122, "Accounting for Mortgage Service Rights", requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. At December 31, 1995, the Corporation does not have any capitalized mortgage servicing rights, thus the adoption of this Statement will not be material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of The New Iberia Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of The New Iberia Bancorp, Inc. (a Louisiana corporation) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The New Iberia Bancorp, Inc. as of December 31, 1995 and 1994 and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        /s/ ARTHUR ANDERSEN LLP



New Orleans, Louisiana,
January 18, 1996 (except with respect to
Note 14, as to which the date is
January 24, 1996)

                          THE NEW IBERIA BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994


                                                                                        1995             1994
                                                                                   --------------   --------------
                                      ASSETS
                                      ------

CASH AND DUE FROM BANKS (Note 2)                                                   $   13,338,408   $   10,234,600

FEDERAL FUNDS SOLD                                                                      9,803,320        3,809,395
                                                                                   --------------   --------------
CASH AND CASH EQUIVALENTS                                                              23,141,728       14,043,995

INVESTMENT SECURITIES AVAILABLE FOR SALE, at market
           (Note 3)                                                                    56,419,113       35,661,543

INVESTMENT SECURITIES HELD TO MATURITY (market value of approximately
           $37,774,879 and $61,882,932 at December 31, 1995 and 1994,
           respectively) (Note 3)                                                      36,447,307       63,623,436

LOANS HELD FOR SALE (Note 4)                                                              592,750          439,974

LOANS (Notes 4, 5 and 6)                                                              142,112,071      112,930,484
           Less:  Allowance for loan losses                                            (3,396,531)      (3,114,214)
                                                                                   --------------   --------------
                 Net loans                                                            138,715,540      109,816,270

BANK PREMISES AND EQUIPMENT, net (Note 7)                                               5,395,155        5,695,084

ACCRUED INTEREST RECEIVABLE                                                             1,938,282        2,192,023

OTHER ASSETS                                                                            1,218,550        1,795,770
                                                                                   --------------   --------------
                 Total assets                                                      $  263,868,425   $  233,268,095
                                                                                   ==============   ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------


DEPOSITS:
           Noninterest bearing                                                     $   38,858,005   $   31,257,121
           Interest bearing (Note 8)                                                  198,767,599      179,337,041
                                                                                   --------------   --------------
                 Total deposits                                                       237,625,604      210,594,162

ACCRUED INTEREST PAYABLE                                                                  350,738          243,539

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                          1,749,621        1,603,571

OTHER LIABILITIES                                                                         503,906          800,288
                                                                                   --------------   --------------
                 Total liabilities                                                    240,229,869      213,241,560
                                                                                   --------------   --------------
COMMITMENTS AND CONTINGENCIES (Note 10)

COMMON STOCK, no par value; 10,000,000 shares authorized; 2,000,000 issued;
           2,000,000 and 1,991,760 outstanding after deduction of treasury
           stock at December 31, 1994                                                   9,500,500        9,497,410

UNDIVIDED PROFITS                                                                      14,175,287       11,716,358

LESS:  Unrealized loss on securities available for sale                                   (37,231)      (1,185,173)
LESS:  Treasury stock, at cost (8,240 shares)                                              -                (2,060)
                                                                                   --------------   --------------
                 Total stockholders' equity                                            23,638,556       20,026,535
                                                                                   --------------   --------------
                 Total liabilities and stockholders' equity                        $  263,868,425   $  233,268,095
                                                                                   ==============   ==============



      The accompanying notes are an integral part of these balance sheets.

                          THE NEW IBERIA BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                          1995            1994            1993
                                                                     ------------    ------------    -------------
 INTEREST INCOME:
   Interest and other fees on loans                                  $ 11,927,228    $  8,862,651    $   8,012,321
   Interest on investment securities-
            Taxable                                                     4,646,503       5,028,964        6,346,551
            Tax-exempt                                                  1,212,495       1,189,492          673,756
   Interest on Federal funds sold                                         577,912         232,250          264,345
   Interest on deposits in other banks                                     -                1,165            3,250
                                                                     ------------    ------------    -------------
                  Total interest income                                18,364,138      15,314,522       15,300,223
                                                                     ------------    ------------    -------------
 INTEREST EXPENSE:
   Interest on deposits                                                 7,883,957       5,467,261        5,519,216
   Interest on short-term borrowings                                       98,571          78,566           58,799
                                                                     ------------    ------------    -------------
                  Total interest expense                                7,982,528       5,545,827        5,578,015
                                                                     ------------    ------------    -------------
 NET INTEREST INCOME                                                   10,381,610       9,768,695        9,722,208

 PROVISION FOR LOAN LOSSES                                                355,000         103,525          104,400
                                                                     ------------    ------------    -------------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   10,026,610       9,665,170        9,617,808
                                                                     ------------    ------------    -------------
 OTHER INCOME:
   Service fees                                                           609,196         581,834          561,069
   Fees on overdrafts                                                     580,960         511,900          467,289
   Other                                                                  874,700         925,834          500,402
   Net securities gains (losses)                                          (25,800)        (39,994)           2,076
                                                                     ------------    ------------    -------------
                  Total other income                                    2,039,056       1,979,574        1,530,836
                                                                     ------------    ------------    -------------
 OTHER EXPENSE:
   Salaries and employee benefits                                       3,899,586       3,638,888        3,191,417
   Occupancy and equipment expense                                      1,120,178       1,112,468        1,185,417

   Professional fees                                                      659,977         137,421          123,458
   Other expenses (Note 11)                                             2,589,305       2,975,226        2,432,624
                                                                     ------------    ------------    -------------
                  Total other expense                                   8,269,046       7,864,003        6,932,916
                                                                     ------------    ------------    -------------
 INCOME BEFORE INCOME TAXES                                             3,796,620       3,780,741        4,215,728

 PROVISION FOR INCOME TAXES (Note 9)                                      916,185       1,050,024        1,195,186
                                                                     ------------    ------------    -------------
 NET INCOME                                                          $  2,880,435    $  2,730,717    $   3,020,542
                                                                     ============    ============    =============
 NET INCOME PER SHARE                                                $       1.44    $       1.37    $        1.52
                                                                     ============    ============    =============


        The accompanying notes are an integral part of these statements.

                          THE NEW IBERIA BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                          Common      Treasury     Unrealized       Undivided
                                                          Stock         Stock         Loss           Profits
                                                       -----------    --------    -----------      ------------
BALANCE, December 31, 1992                             $ 9,497,215    $ (2,190)    $    -          $  6,994,097
   Net income                                               -           -               -             3,020,542
   Less:  Cash dividends ($.22 per share)                   -           -               -              (433,095)
                                                       -----------    --------    -----------      ------------
BALANCE, December 31, 1993                               9,497,215      (2,190)         -             9,581,544
   Net income                                               -           -               -             2,730,717
   Unrealized loss on securities
     available for sale                                     -           -          (1,185,173)           -
   Reissue 520 shares of treasury stock                        195         130          -                 1,625
   Less:  Cash dividends ($.30 per share)                   -           -               -              (597,528)
                                                       -----------    --------    -----------      ------------
BALANCE, December 31, 1994                               9,497,410      (2,060)   $(1,185,173)       11,716,358
   Net income                                               -           -               -             2,880,435
   Change in unrealized loss on securities
     available for sale                                     -           -           1,147,942            -
   Reissue 8,240 shares of treasury stock                    3,090       2,060          -                27,875
   Less:  Cash dividends ($.23 per share)                   -           -               -              (449,381)
                                                       -----------    --------    -----------      ------------
BALANCE, December 31, 1995                             $ 9,500,500    $ -         $   (37,231)     $ 14,175,287
                                                       ===========    ========    ===========      ============





        The accompanying notes are an integral part of these statements.

                          THE NEW IBERIA BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                         1995             1994             1993
                                                                    --------------   --------------   --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $    2,880,435   $    2,730,717   $    3,020,542
   Adjustments to reconcile net income to net cash provided  by operating activities-
        Depreciation and amortization                                      644,498          663,301          581,256
        Net discount accretion and premium amortization                    112,840          878,529        1,424,685
        Provision for loan losses and other real estate
          write-downs                                                      355,000          103,525          106,400
        Net gain (loss) on sales and calls of investment
          securities and mortgage loans                                      2,362          228,513          (32,723)
        (Increase) decrease in accrued interest receivable                 253,741         (293,233)         (18,991)
        Increase (decrease) in accrued interest payable                    107,199           50,038          (14,519)
        Increase (decrease) in other liabilities                          (865,029)          26,436         (134,035)
        Decrease (increase) in other assets                                324,558         (347,464)        (173,420)
        Net loss on disposition of property                                 -                -               176,296
                                                                    --------------   --------------   --------------
            Net cash provided by operating activities                    3,815,604        4,040,362        4,935,491
                                                                    --------------   --------------   --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities                             -                -             1,248,742
   Proceeds from sales of investment securities
      available for sale                                                 6,215,962       23,682,119           -
   Proceeds from maturities and calls of investment
      securities held to maturity                                       16,150,130        8,839,411       38,231,910
   Proceeds from maturities and calls of investment
      securities available for sale                                     13,211,706       19,884,157           -
   Purchase of investment securities held to maturity                   (5,835,604)     (30,420,262)     (46,239,141)
   Purchase of investment securities available for sale                (21,750,409)     (13,447,232)          -
   Net cash increase in loans                                          (29,378,885)     (20,375,663)     (10,299,966)
   Purchase of bank premises and equipment                                (227,657)      (1,523,474)        (533,539)
   Proceeds from sale of-
      Other real estate                                                    132,000           53,000          114,600
      Bank premises and equipment                                            3,750           -               131,961
                                                                    --------------   --------------   --------------
            Net cash used in investing activities                      (21,479,007)     (13,307,944)     (17,345,433)
                                                                    --------------   --------------   --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in repurchase agreements                        146,050         (444,476)     (11,479,936)
   Net increase in demand, NOW, and savings deposits                     9,098,799        1,177,267        7,836,091
   Net increase (decrease) in certificates of deposit                   17,932,643        6,466,289       (2,558,084)
   Dividends paid                                                         (449,381)        (432,528)        (398,248)
   Other                                                                    33,025              975           -
                                                                    --------------   --------------   --------------
            Net cash provided by (used in) financing activities         26,761,136        6,767,527       (6,600,177)
                                                                    --------------   --------------   --------------
   Net increase (decrease) in cash and cash equivalents                  9,097,733       (2,500,055)     (19,010,119)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF
   YEAR                                                                 14,043,995       16,544,050       35,554,169
                                                                    --------------   --------------   --------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   23,141,728   $   14,043,995       16,544,050
                                                                    ==============   ==============   ==============
 SUPPLEMENTAL DISCLOSURE:

   Interest paid on deposits                                        $    7,875,329   $    5,595,865   $    5,592,534
                                                                    ==============   ==============   ==============
   Federal income tax paid                                          $    1,085,000   $    1,195,000   $    1,320,000
                                                                    ==============   ==============   ==============
 NON-CASH TRANSACTIONS:
   Loans transferred to other real estate                           $       -        $      (54,000)  $       67,213
                                                                    ==============   ==============   ==============
   Loans made to facilitate sales of other real estate              $       -        $       52,000   $       16,200
                                                                    ==============   ==============   ==============


        The accompanying notes are an integral part of these statements.

                          THE NEW IBERIA BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

The New Iberia Bancorp, Inc. (the "Company") is a Louisiana bank holding company organized in 1983. The Company's principal asset and sole revenue source is The New Iberia Bank (the "Bank"). The Bank was founded in 1887 as a national bank but changed to a state chartered bank in 1987. The accounting and reporting policies of the Company and subsidiary conform with generally accepted accounting principles.

The Bank carries on traditional commercial banking operations. Lending activities have been primarily directed toward real estate construction and mortgage loans, loans to individuals for household, automobile and other consumer expenditures, commercial and industrial loans, and agriculture loans. The Bank conducts its business through a main branch office in New Iberia, Louisiana and seven branch offices and an ATM location in Iberia Parish. The Bank also has three branches and an ATM in Lafayette Parish and one branch in Vermilion Parish.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The New Iberia Bank. All material intercompany transactions and accounts have been eliminated.

Basis of Presentation

Certain prior years' amounts have been reclassified to conform with current year financial statement presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Investment Securities

The Bank classifies its investment securities into two categories: held to maturity and available for sale.

Securities classified as held to maturity are those securities in which the Bank has the intent and ability to hold until maturity and are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities to be held for indefinite periods of time and not on a long-term basis or until maturity are classified as securities available for sale and are accounted for at market with unrealized gains or losses shown as a separate component of stockholders' equity, net of tax.

Market value for securities is determined from quoted prices or quoted prices of similar securities of comparable risk and maturity where no quoted market price exists. Interest earned on investment securities is included in interest income. Amortization of premiums and accretion of discounts are computed using the interest method. The adjusted cost of the specific security sold is used to compute the gain or loss on the sale of an investment security. Such gains and losses are shown separately as a component of other income in the statements of operations.

Loans Held for Sale

Loans held for sale are stated at the lower of aggregate cost or market value. Since none of these loans have committed sales prices as of the balance sheet date, market values are determined based on the Bank's market area. Net unrealized losses (if any) are recognized in a valuation allowance by charges to income. Fees related to mortgage servicing rights retained on sold mortgages are included in income when contractually earned since these fees are within the range of normal industry rates.

Loans

Interest income on loans is accrued using the interest method, which results in a constant yield in relation to the outstanding balance. When a loan, in the judgment of management, becomes doubtful as to the collection of accrued interest receivable, it is placed on nonaccrual status. Interest accrued on such loans during the current year, but uncollected, is reversed against operations and any interest receivable accrued in prior years is reversed against the allowance for possible loan losses. Subsequent cash payments received are applied to the principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of the loan. If, in management's judgment, the ultimate collectibility of the principal amount outstanding is not in doubt, payments of interest on nonaccrual loans are included in income when received.

Allowance for Loan Losses

The allowance for loan losses represents an amount available for possible future losses on loans. The allowance is based primarily upon management's continuing evaluation of the current risk in the loan portfolio along with past loan loss experience and the current economic environment. Ultimate losses may vary from current estimates and, as adjustments become necessary, they are included in earnings in the period in which they become known. Charge-offs against the allowance are based upon management's judgment of its ability to collect such loans.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method, over the estimated useful lives of each type of asset. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter. Additions to premises and equipment and major replacements or improvements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are reflected in current operations.

Other Real Estate

Real estate acquired as a result of loan foreclosures is originally recorded at the lower of the loan balance or estimated fair value less estimated disposal cost. Estimated fair value is the anticipated sales price of the property, based upon independent appraisals or other relevant factors. Estimated holding periods may vary for each property, but are generally subject to a regulatory maximum of ten years. Net other real estate expense includes other real estate operating expenses, provisions to the allowance for possible other real estate losses and expenditures (except capital expenditures), revenues from the operation of other real estate properties, and gains and losses on other real estate sales. The allowance for possible losses on future other real estate sales is maintained at a level based upon management's continuing evaluation of property market values and the current economic environment. Other real estate, net is included in other assets in the consolidated balance sheets.

Intangible Assets

Unamortized costs in excess of the fair value of the net tangible assets acquired are included in other assets in the consolidated balance sheets and are approximately $227,000 and $347,000 as of December 31, 1995 and 1994, respectively.

Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates as prescribed in FASB Statement No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Income Per Share

Net income per share is computed by dividing net income by the average common shares outstanding during the year. A forty-for-one stock split was effected in April, 1995 and the par value of common stock was changed from $10 per share to no par value. For all periods, the share and per share data throughout the financial statements have been adjusted to give effect to the stock split.

2.  CASH AND DUE FROM BANKS:

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based on a percentage of deposits. The average amount of the reserves for the years 1995 and 1994 were approximately $3,365,000 and $3,242,000, respectively.

3.  INVESTMENT SECURITIES:

The amortized cost and estimated market value of investment securities at December 31, 1995 and 1994 were:

                                                                         December 31, 1995
                                                                         -----------------
                                                                             Unrealized
                                                                             ----------
                                                      Book Value         Gains         Losses        Market Value
                                                    --------------   ------------   ------------    --------------

                 Held to Maturity
                 ----------------
 U. S. Government Agencies:
   Mortgage-backed securities                       $   13,616,067   $    619,781   $     -         $   14,235,848
 State and Municipal Obligations                        22,831,240        741,485        (33,694)       23,539,031
                                                    --------------   ------------   ------------    --------------

                                                    $   36,447,307   $  1,361,266   $    (33,694)   $   37,774,879
                                                    ==============   ============   ============    ==============

                                                                         December 31, 1995
                                                                         -----------------
                                                                             Unrealized
                                                                             ----------
                                                      Book Value        Gains         Losses        Market Value
                                                   --------------    -----------    -----------    --------------

                Available for Sale
                ------------------
U. S. Treasuries                                   $   23,766,312    $   244,095    $   (17,567)   $   23,992,840

U. S. Government Agencies:
   Mortgage-backed securities                          26,035,958        122,408       (283,993)       25,874,373
   Other                                                6,472,955         83,545         (4,600)        6,551,900
                                                   --------------    -----------    -----------    --------------
                                                   $   56,275,225    $   450,048    $  (306,160)   $   56,419,113
                                                   ==============    ===========    ===========    ==============


                                                                         December 31, 1994
                                                                         -----------------
                                                                             Unrealized
                                                                             ----------
                                                     Book Value         Gains         Losses       Market Value
                                                   --------------    -----------    -----------   --------------
                 Held to Maturity
                 ----------------

U. S. Treasuries                                   $    9,899,023    $    -         $   (65,568)  $    9,833,455

U. S. Government Agencies:
   Mortgage-backed securities                          21,529,092        157,634       (508,598)      21,178,128
   Other                                                8,493,240         24,489       (290,140)       8,226,589
State and Municipal Obligations                        23,702,081         77,399     (1,134,720)      22,644,760
                                                   --------------    -----------    -----------   --------------


                                                   $   63,623,436    $   258,522    $ 1,999,026   $   61,882,932
                                                   ==============    ===========    ===========   ==============

                Available for Sale
                ------------------

U. S. Treasuries                                   $   16,028,190    $    11,912    $  (212,999)  $   15,827,103

U. S. Government Agencies:

   Mortgage-backed securities                          19,705,970          8,665     (1,323,079)      18,391,556
   Other                                                1,500,084         -             (57,200)       1,442,884
                                                   --------------    -----------    -----------   --------------

                                                   $   37,234,244    $    20,577    $(1,593,278)  $   35,661,543
                                                   ==============    ===========    ===========   ==============

During 1995, the Bank sold $6,215,962 of available for sale securities resulting in gross realized gains of $30,868 and gross realized losses of $62,178. Four securities were called resulting in a realized gain of $5,510. During 1994, the Bank sold $22,162,019 of available for sale securities resulting in gross realized gains of $321,721 and gross realized losses of $361,815. One security was called resulting in a realized gain of $100.
During 1993, $1,249,000 of the Bank's securities were called resulting in gross realized gains of $2,076. No securities were sold in 1993.

In December, 1995, concurrent with the initial adoption of the Financial Accounting Standards Board's SFAS No. 115 implementation guidance, the Bank transferred approximately $16,007,000 of investment securities from the held to maturity portfolio to the available for sale portfolio. The transfer was recorded at fair value on the date of transfer. The unrealized gain on the transferred securities is included in a separate component of stockholders' equity. During 1994, the Bank transferred approximately $4,800,000 of investment securities from the available for sale portfolio to the held to maturity portfolio. The transfer was recorded at fair value on the date of transfer. The unrealized loss on the transferred securities is included in stockholders' equity in the caption unrealized loss on securities available for sale. The unrealized loss is being amortized over the remaining life of the securities as an adjustment of the related yield. The related unrealized loss, net of tax, at December 31, 1995 and 1994, remaining to be amortized was approximately $132,000 and $147,000, respectively.

The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Held to Maturity                   Available for Sale
                          -------------------------------     -------------------------------
                               Book             Market             Book             Market
                          -------------     -------------     -------------     -------------
Due in 1 year or less     $     813,943     $     821,249     $  21,783,435     $  21,990,300
Due after 1 year
  through 5 years             3,839,602         3,946,421         3,482,877         3,502,040
Due after 5 years
  through 10 years           12,579,578        13,005,272         4,972,955         5,052,400
Due after 10 years            5,598,117         5,766,089            -                 -
                          -------------     -------------     -------------     -------------
         Total               22,831,240        23,539,031        30,239,267        30,544,740

Mortgage-backed
  securities                 13,616,067        14,235,848        26,035,958        25,874,373
                          -------------     -------------     -------------     -------------
         Total            $  36,447,307     $  37,774,879     $  56,275,225     $  56,419,113
                          =============     =============     =============     =============

The average remaining maturity of U. S. Treasury, U. S. Agency, and state and municipal obligations at December 31, 1995 was .6, 6.9 and 7.4 years, respectively. The Bank's mortgage-backed securities consist of ownership interests in pools of residential mortgages guaranteed by a U. S. government agency with contract maturities ranging from 5 to 30 years; however, the underlying mortgages are subject to significant prepayments, primarily when the contractual interest rates exceed the current market rate on similar mortgages. Based on current prepayment assumptions, the estimated average remaining life of mortgage-backed securities was approximately 4.3 years at December 31, 1995.

Investment securities with carrying values of $55,723,108 and $47,226,834 at December 31, 1995 and 1994, respectively, were pledged to secure public funds and for other purposes.

4.  LOANS:

The composition of loans as of December 31 is as follows:

                                                                              1995             1994
                                                                         --------------   -------------
                Commercial and agricultural                              $   32,728,022   $  27,280,028
                Real estate:
                  Construction                                                1,642,091       1,731,094
                  Residential mortgage                                       33,203,838      24,148,902
                  Commercial mortgage                                        28,600,959      26,790,679
                Consumer and other                                           46,027,505      33,989,520
                Less:  Unearned income                                          (90,344)         (9,739)
                                                                         --------------   -------------
                           Total                                         $  142,112,071   $ 112,930,484
                                                                         ==============   =============

The Bank grants commercial, real estate and consumer loans to customers located primarily in Iberia Parish and the surrounding area. The Bank's portfolio consists of business loans extending across many industry types, as well as loans to individuals.

The Bank evaluates the credit risk of each customer on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by individual loan customer but may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guaranties, and general security agreements. Access to collateral is dependent upon the type of collateral obtained. On an ongoing basis, the Bank monitors its collateral and the collateral value related to the loan balance outstanding.

For loans purchased by the Bank for less than their contractual balances, the Bank records other income for contractual collections after the book balances are reduced to zero under the cost recovery method of accounting. Other income includes $274,874, $459,550 and $178,833 related to these collections for the years ended December 31, 1995, 1994 and 1993, respectively. When it becomes determinable that the full contractual balance will be collected, the Bank changes from the cost recovery method to the effective interest method whereby the related discount is accreted over the remaining life of the loan.

The Bank began originating mortgage loans for resale during 1993. The aggregate market value of loans held for sale was $596,151 and $439,974 as of December 31, 1995 and 1994, respectively. The Bank is servicing approximately $15,694,000 and $11,413,000 of mortgage loans sold as of December 31, 1995 and 1994, respectively, and charges an annualized servicing fee of 1/4% of the loan balance outstanding. For 1995 and 1994, the Bank earned $33,000 and $23,000, respectively, in servicing fees. In 1995 and 1994, the Bank incurred gains (losses) of $18,000 and $(178,246), respectively, related to loan sales. All loans sold during 1995 and 1994 were without recourse. Included in noninterest bearing deposits are $74,639 and $89,600 of escrow funds related to loans sold and serviced by the Bank at December 31, 1995 and 1994, respectively.

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Service Rights", requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This statement also requires that servicing rights be assessed for impairment based on their fair value. The provisions of the statement are required to be applied prospectively in fiscal years beginning after December 15, 1995. Adoption of this statement will not have a material impact on the consolidated financial statements.

In the ordinary course of business, the Bank makes loans to directors and executive officers of the Bank and to their associates. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The amounts of such related party loans were $2,406,470 and $1,879,716 at December 31, 1995 and 1994, respectively. During 1995, $1,094,511 of new loans were made and repayments totaled $567,757.

5.  ANALYSIS OF ALLOWANCES FOR LOAN LOSSES:

A summary analysis of the transactions in the allowances for loan losses and other real estate losses follows:

                                                                        Allowance for Loan Losses
                                                            ---------------------------------------------------
                                                                 1995              1994                 1993
                                                            ------------      ------------         ------------
Balance at beginning of year                                $  3,114,214      $  2,825,714         $  2,297,385
Provision charged to expense                                     355,000           103,525              104,400

Loans charged off                                               (282,877)         (173,454)            (102,520)
Recoveries on loans previously charged off                       210,194           358,429              526,449
                                                            ------------      ------------         ------------
Net (chargeoffs) recoveries                                      (72,683)          184,975              423,929
                                                            ------------      ------------         ------------
Balance at end of year                                      $  3,396,531      $  3,114,214         $  2,825,714
                                                            ============      ============         ============

The Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate.
As a practical expedient, impairment maybe measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

The Bank had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

As of December 1, 1995 the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 is as follows:

                                                                 Recorded      Valuation
                                                                Investment     Allowance
                                                                ----------     ---------
         Impaired loans:
           Valuation allowance required                          $123,059       $88,870

           No valuation allowance required                        221,221          -
                                                                 --------       -------

                                                                 $344,280       $88,870
                                                                 ========       =======

This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans for the year ended 1995 was $306,028.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reduction of principal. All impaired loans are on nonaccrual status and therefore no interest income was recognized on impaired loans.

6.  NONPERFORMING ASSETS:

Nonperforming assets include loans on nonaccrual status, real estate acquired through foreclosure and repossessed personal property. Loans past due 90 days or more are considered to be performing assets until placed on nonaccrual status. Nonperforming assets included in the balance sheets were as follows:


                                                                                             December 31
                                                                                        -----------------------
                                                                                          1995         1994
                                                                                        ----------   ----------
         Nonperforming assets:
           Nonaccrual loans                                                             $  159,877   $   97,282
           Restructured loans                                                              585,261      605,415
           Other real estate, net                                                           50,000      181,816
           Other foreclosed assets                                                          28,150        6,350
                                                                                        ----------   ----------
                    Total nonperforming assets                                          $  823,288   $  890,863
                                                                                        ==========   ==========
                    Loans past due 90 days or more and not on nonaccrual status         $  281,972   $  168,377
                                                                                        ==========   ==========

There was no interest income recognized on nonaccrual loans for the years ended December 31, 1995, 1994 and 1993. Interest income that would have been recognized for the years ended December 31, 1995, 1994 and 1993 on nonaccrual loans had those loans been on accrual status at contractual terms throughout the year was approximately $13,000, $6,000 and $19,000, respectively.

Of the $159,877 in nonaccrual loans, $60,700 were current as to payment of contractual interest as of December 31, 1995.

The allowance for other real estate losses was not material for the years ended December 31, 1995, 1994 and 1993.

7.  BANK PREMISES AND EQUIPMENT:

A summary of bank premises and equipment is as follows:

                                                                                   1995           1994
                                                                                -----------    -----------
              Land                                                              $ 1,020,748    $ 1,020,748
              Buildings and improvements                                          5,197,162      5,212,162
              Furniture, fixtures and equipment                                   3,146,959      2,931,264
                                                                                -----------    -----------
                        Total                                                     9,364,869      9,164,174
              Less:  Accumulated depreciation                                     3,969,714      3,469,090
                                                                                -----------    -----------
                        Net bank premises and equipment                         $ 5,395,155    $ 5,695,084
                                                                                ===========    ===========

Estimated useful lives range from three to forty years. Depreciation expense for 1995, 1994 and 1993 was $523,836, $542,637 and $460,594, respectively.

Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, certain long-lived assets and certain identifiable intangibles to be disposed of will be reported at the lower of carrying amount or fair value less the cost to sell. The adoption of this statement will not have a material impact on the consolidated financial statements.

8.  INTEREST-BEARING DEPOSITS:

A summary of interest bearing deposits is as follows:


                                                                                1995             1994
                                                                          --------------    --------------
              Certificates of deposit of $100,000 or more                 $   45,546,660    $   40,185,025
              Certificates of deposit less than $100,000                      72,578,977        60,007,969
              Demand and savings                                              80,641,962        79,144,047
                                                                          --------------    --------------
                        Total                                             $  198,767,599    $  179,337,041
                                                                          ==============    ==============

9.  INCOME TAXES:

As of December 31, the temporary differences which create deferred tax assets and liabilities consisted of the following:

                                                                                          Tax Effect of
                                                                                      Temporary Difference
                                                                                    ------------------------
                                                                                       1995          1994
                                                                                    ----------     ---------
           DEFERRED ASSETS:
             Allowance for loan losses                                              $  329,000     $ 208,000
             Other real estate                                                          -             21,000
             Unrealized loss on investment securities                                   19,000       611,000
             Other                                                                      45,000        59,000
                                                                                    ----------     ---------
                     Subtotal                                                          393,000       899,000
                                                                                    ----------     ---------
           DEFERRED LIABILITIES:
             Investment securities                                                     (42,000)      (66,000)
             Bank premises and equipment                                               (40,000)      (67,000)
             Other                                                                      (3,000)      (15,000)
                                                                                    ----------     ---------
                     Subtotal                                                          (85,000)     (148,000)
                                                                                    ----------     ---------
           NET DEFERRED ASSET                                                       $  308,000     $ 751,000
                                                                                    ==========     =========

The components of income tax expense in the consolidated statements of operations were as follows:


                                                                         Years Ended December 31
                                                                ------------------------------------------
                                                                   1995           1994            1993
                                                                -----------    -----------    ------------
              Current                                           $ 1,064,595    $ 1,202,384    $  1,320,186
              Deferred                                             (148,410)      (152,360)       (125,000)
                                                                -----------    -----------    ------------
                         Total                                  $   916,185    $ 1,050,024    $  1,195,186
                                                                ===========    ===========    ============

Total tax expense on income before taxes for 1995, 1994, and 1993 resulted in effective tax rates that differed from the Federal statutory income tax rate. A reconciliation follows:

                                                                   1995          1994          1993
                                                               -----------    -----------   -----------
Amount of tax expense at Federal statutory tax rate            $ 1,290,850    $ 1,285,452   $ 1,433,348
Increases (decreases) in taxes resulting from:
   Tax-exempt interest income                                     (364,000)      (358,685)     (211,263)
   Amortization of intangible                                       41,025         41,025        41,025
   Other, net                                                      (51,690)        82,232       (67,924)
                                                               -----------    -----------   -----------
           Total                                               $   916,185    $ 1,050,024   $ 1,195,186
                                                               ===========    ===========   ===========

Other assets include $55,000 and $35,000 of prepaid income taxes at December 31, 1995 and 1994, respectively. The Bank is not subject to state income taxes.

10. COMMITMENTS AND CONTINGENCIES:

Standby letters of credit represent commitments by the Bank to meet the obligations of certain customers if called upon. Outstanding standby letters of credit amounted to $3,004,000 at December 31, 1995.

Additionally, in the normal course of business, there were various other commitments and contingent liabilities which are not reflected in the financial statements. Loan commitments are single-purpose commitments to lend which will be funded and reduced according to specified repayment schedules. Most of these commitments have maturities of less than one year. Loan commitments outstanding were approximately $16,543,000 at December 31, 1995. Lines of credit are commitments to lend up to a specified amount for a period not to exceed one year. Amounts outstanding under lines of credit fluctuate because they are generally used to finance short-term, seasonal working capital needs of the borrower. Total unfunded lines of credit outstanding as of December 31, 1995 were approximately $14,989,000. Unused credit card lines amounted to approximately $6,385,000 at December 31, 1995. The Bank uses the same credit policies in making commitments and issuing standby letters of credit as it does for on-balance-sheet instruments. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and income-producing properties. There are no commitments which present an unusual risk to the Bank, and no material losses are anticipated as a result of these transactions.

The Company has employment agreements with certain key officers which require cash payments on the occurrence of certain events, including death, disability and termination resulting from acquisition of the Company. The Company's maximum exposure under such arrangements is approximately $900,000.

The Bank is obligated under noncancellable operating leases for 5 branch sites. The lease terms extend through the year 2005 and future minimum payments under these leases are as follows:

            Year Ended December 31:
            1996                                                    $  67,800
            1997                                                       55,200
            1998                                                       33,600
            1999                                                       22,800
            2000                                                        8,000
            2001 and thereafter                                        26,250
                                                                    ---------
                   Total                                            $ 213,650
                                                                    =========

The Bank is named as defendant in various lawsuits. In management's opinion, the resolution of these matters will not have a material effect on the Bank's financial position or results of operation.

11. OTHER OPERATING EXPENSES:

The components of other operating expenses were:


                                                                      1995           1994           1993
                                                                  -----------    ------------   ------------
            Regulatory assessments                                $   283,378    $    490,185   $    488,222
            Amortization of intangible                                120,662         120,662        120,662
            Loss on sale of loans                                      -              178,246         -
            Supplies                                                  188,593         183,756        150,705

            Advertising                                               242,545         229,570        137,276
            Other expenses                                          1,754,128       1,772,807      1,535,759
                                                                  -----------    ------------   ------------
                       Total                                      $ 2,589,306    $  2,975,226   $  2,432,624
                                                                  ===========    ============   ============

12. EMPLOYEE BENEFITS:

The Company has a Tax-Deferred Savings Plan covering substantially all full-time employees. Employees may voluntarily contribute up to 15% of their gross annual salary to the plan per year. The Company, subject to board of director approval, matches the employees' contributions to a maximum of 2-1/2% of the employees' gross annual salaries. Employees become eligible to participate in the plan after one year of service and must complete at least 1,000 hours of service in any given year to be eligible to participate in that year. Employer contributions under the plan were approximately $49,000, $41,000 and $33,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Bank to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents - The carrying amount of these short-term instruments approximates their fair value.

Investment Securities - The fair values of securities held to maturity and available for sale are based on quoted prices or quoted prices of similar securities of comparable risk and maturity where no quoted market price exists.

Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities Sold Under Agreements to Repurchase - The carrying amount of these short-term instruments approximates their fair value.

Off-balance sheet financial instruments - The fair values of off-balance sheet financial instruments are not material.

The estimated fair values of the Bank's financial instruments as of December 31, 1995 and 1994 were (in 000s):

                                                           December 31, 1995       December 31, 1994
                                                         ---------------------   ---------------------
                                                         Carrying      Fair      Carrying      Fair
                                                          Amount       Value      Amount       Value
                                                         ---------   ---------   ---------   ---------
          ASSETS:
          -------

            Cash and cash equivalents                    $  23,142   $  23,142   $  14,044   $  14,044
            Securities held to maturity                     36,447      37,775      63,623      61,883
            Securities available for sale                   56,275      56,419      35,662      35,662
            Loans                                          142,705     143,468     112,341     111,700

          LIABILITIES:
          ------------

            Deposits, demand                               119,500     119,500     110,401     110,401
            Deposits, time                                 118,126     118,684     100,193      99,700
            Securities sold under agreements
              to repurchase                                  1,750       1,750       1,604       1,604

14. SUBSEQUENT EVENTS:

On January 24, 1996, the Company announced that it entered into negotiations to reach a definitive agreement for the acquisition of the Company by Whitney Holding Corporation. The agreement must be approved by the boards of both institutions and closing of the transaction, among other things, would be subject to regulatory approval and approval of the shareholders of the Company.

15. PARENT COMPANY FINANCIAL STATEMENTS:

                                 Balance Sheets

                                                                                            1995            1994
                                                                                       -------------    ------------
    Cash                                                                               $      28,988    $      9,853
    Dividends receivable                                                                      -              450,000
    Income tax receivable                                                                    174,635          -
    Investment in subsidiary bank                                                         23,448,956      19,997,594
    Organization costs                                                                        -               17,234
                                                                                       -------------    ------------
              Total assets                                                             $  23,652,579    $ 20,474,681
                                                                                       =============    ============

    Dividends payable                                                                  $      -         $    448,146
    Accounts payable                                                                          14,023          -
    Capital                                                                                9,500,500       9,495,350
    Undivided profits                                                                     14,175,287      11,716,358
    Unrealized loss on securities available for sale                                         (37,231)     (1,185,173)
                                                                                       -------------    ------------
              Total liabilities and stockholders' equity                               $  23,652,579    $ 20,474,681
                                                                                       =============    ============

                            Statements of Operations

                                                                            1995           1994           1993
                                                                        -----------    -----------    ------------
 Dividends from subsidiary bank                                         $   850,000    $   787,000    $    435,000
 Less:  Expenses                                                            530,867        206,672           6,366
                                                                        -----------    -----------    ------------
 Income before equity in undistributed income of
   subsidiary bank                                                          319,133        580,328         428,634
 Equity in undistributed income of subsidiary bank                        2,303,419      2,150,389       2,591,908
 Income tax benefit                                                         257,883         -               -
                                                                        -----------    -----------    ------------
        Net income                                                      $ 2,880,435    $ 2,730,717    $  3,020,542
                                                                        ===========    ===========    ============



                            Statements of Cash Flows

                                                                         1995            1994            1993
                                                                     ------------    ------------     -----------
 Cash flows from operating activities-
   Net income                                                        $  2,880,435    $  2,730,717     $ 3,020,542
   Increase in income tax receivable                                     (174,635)         -               -

   Equity in undistributed income of subsidiary bank                   (2,303,419)     (2,150,389)     (2,591,908)
   (Increase) decrease  in dividends receivable                           450,000        (165,000)        (35,000)
   Other                                                                   31,256          -               -
                                                                     ------------    ------------     -----------
                  Net cash provided by operating activities               883,637         415,328         393,634
                                                                     ------------    ------------     -----------
 Cash flows from financing activities-
   Dividends paid                                                        (897,527)       (433,134)       (398,248)
   Proceeds from reissue of treasury stock                                 33,025           1,950          -
                                                                     ------------    ------------     -----------
                  Net cash used in financing activities                  (864,502)       (431,184)       (398,248)
                                                                     ------------    ------------     -----------
   Net increase (decrease) in cash and cash equivalents                    19,135         (15,856)         (4,614)
   Cash and cash equivalents at beginning of year                           9,853          25,709          30,323
                                                                     ------------    ------------     -----------
                  Cash and cash equivalents at end of year           $     28,988    $      9,853     $    25,709
                                                                     ============    ============     ===========

Summary of Quarterly Financial Information

The following quarterly financial information is unaudited. In the opinion of management all normal recurring adjustments necessary to present fairly the results of operations for such periods are reflected.

                                1995 (UNAUDITED)
              (in thousands of dollars, except per share amounts)

                             Fourth           Third        Second         First
                             Quarter         Quarter       Quarter       Quarter
Interest Income              $4,860          $4,644        $4,579        $4,281
Net Interest Income           2,690           2,607         2,585         2,499
Provision for Loan Losses        80             150            63            62

Income before income tax      1,109             958           863           866
Net Income                      972             647           655           606

Per Share Data:
Net Income*                  $  .49          $  .32        $  .33        $  .30
Cash Dividends
Declared*(1)                   .225            .075          .075          .075

                                1994 (UNAUDITED)
              (in thousands of dollars, except per share amounts)

                             Fourth           Third        Second         First
                             Quarter         Quarter       Quarter       Quarter
Interest Income              $4,094          $3,857        $3,684        $3,679
Net Interest Income           2,565           2,473         2,379         2,352
Provision for Loan Losses        62              41             0             0

Income before income tax        562           1,015         1,230           974
Net Income                      422             747           873           689

Per Share Data:
Net Income*                  $  .21          $  .37        $  .44        $  .35
Cash Dividends
Declared*(1)                   .225               0          .075             0

*Converted to reflect 40-to-1 stock split approved by Shareholders on April 17, 1995. (1) All cash dividends shown were declared in the respective periods indicated and paid early in the next quarter except for the dividend declared for the fourth quarter of 1995 which was declared on January 9, 1996 and paid on January 31, 1996.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this item, the Corporation incorporates by reference the sections entitled "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act" of its Proxy Statement dated March 18, 1996.

ITEM 11 - EXECUTIVE COMPENSATION

In response to this item, the Corporation incorporates by reference the sections entitled "Remuneration of Directors and Officers" and "Management Committee Interlocks and Insider Participation" of its Proxy Statement dated March 18, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In response to this item, the Corporation incorporates by reference the sections entitled "Principal Shareholders and Securities Ownership of Management","Election of Directors" and "Executive Officers" of its Proxy Statement dated March 18, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this item, the Corporation incorporates by reference the section entitled "Interest of Management and Others in Certain Transactions" of its Proxy Statement dated March 18, 1996.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

       1. The following consolidated financial statements of The New Iberia Bancorp Inc. and its subsidiary are included in Part II, Item 8:

            Independent Auditors Report

            Consolidated Balance Sheets for December 31, 1995 and 1994

            Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Cash Flow for the years ended December 31, 1995, 1994 and 1993

            Notes to Consolidated Financial Statements

            Selected Quarterly Financial Information for 1995 and 1994


       2. Other financial statements and schedules have been omitted because they are either not applicable or because the required information has been included in the financial statements or related notes.

(b) Report on Form 8-K

       1. No report on Form 8-K was filed by the Corporation during the last quarter of 1995. The most recent report on Form 8-K filed by the Corporation concerned the negotiation of a definitive agreement for the acquisition of the Corporation by Whitney Holding Corporation and was filed with the Commission on January 26, 1996.

(c) Exhibits

       10.1 Employment Agreement between The New Iberia Bank and Ernest Freyou
       10.2 Nonqualified Deferred Compensation Agreement between The New Iberia Bank and Ernest Freyou
       27.1 Financial Data Schedule

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The New Iberia Bancorp, Inc.
                                        ----------------------------
                                                 Registrant

                                          /s/ JAMES W. SCHWING, SR.
                                        ----------------------------
                                            James W. Schwing, Sr.
                                            Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ ROBERT F. EPPLEY
-------------------------------------
Robert F. Eppley
Secretary of the Board and  Executive Vice-President


/s/ ERNEST FREYOU                            /s/ FRANK C. MINVIELLE
-------------------------------------        ------------------------------
Ernest Freyou, Director                      Frank C. Minvielle, Director
President/Chief Executive Officer


/s/ JAMES L. GRAY                            /s/ EUGENE A. PATOUT, SR.
---------------------------------------      -----------------------------
James L. Gray, Director                      Eugene A. Patout, Sr. Director


/s/ GERALD HALPHEN                           /s/ JAMES W. SCHWING, SR.
-----------------------------------          -----------------------------
Gerald Halphen, M.D., Director               James W. Schwing, Sr. Director


/s/ EDMOND A. LAMPEREZ                       /s/ JULES A. SCHWING
--------------------------------             --------------------------------
Edmond A. Lamperez, M.D.,                    Jules A. Schwing, Director
Director


/s/ CHARLES C. LEMAIRE                       /s/ JERRY E. SHEA, SR.
----------------------------------           ---------------------------------
Charles C. LeMaire, Director                 Jerry E. Shea, Sr., Director


/s/ EDWARD P. TERRELL, III
----------------------------------
Edward P. Terrell, III, Director


/s/ LON DUPRE                                /s/ LEONARD J. FREYOU
----------------------------------           ---------------------------------
Lon Dupre, Vice-President and                Leonard J. Freyou, Cashier
Chief Financial Officer                      Senior Vice-President

                                 EXHIBIT INDEX

Exhibit No.       Description
    10.1          Employment Agreement between The New Iberia Bank and Ernest Freyou
    10.2          Nonqualified Deferred Compensation Agreement between The New Iberia Bank and Ernest Freyou
    27.1          Financial Data Schedule