Form 10-Q
period 1996-03-31
NEW IBERIA BANCORP INC
filed 1996-05-14
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934

     For the transition period from __________ to ___________

     Commission file number   0- 13307

                        The New Iberia Bancorp, Inc.
                        ----------------------------
           (Exact name of registrant as specified in its charter)

                    Louisiana                              72-0969631
            -----------------------------            --------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)            Identification No.)

         800 South Lewis, New Iberia, Louisiana              70560
        --------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code  (318) 365-6761

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


                                        THE NEW IBERIA BANCORP, INC.
                                        ----------------------------


DATE:   MAY 9, 1996               BY:   /s/ ERNEST FREYOU
      ------------------                -------------------------------------
                                        Ernest Freyou
                                        President and Chief Executive Officer


DATE:   MAY 9, 1996               BY:   /s/ LEONARD J. FREYOU
      ------------------                -------------------------------------
                                        Leonard J. Freyou
                                        Senior Vice-President and Cashier

                                   10-Q INDEX

                                     PART I

                             FINANCIAL INFORMATION

Item 1   Financial Statements

         Financial Highlights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
         Consolidated Comparative Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2-4
         Consolidated Comparative Income Statement  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5-6
         Consolidated Statement of Changes in
         Stockholder's Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
         Consolidated Statement of Cash Flow  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8-9



Item 2   Management's Discussion & Analysis of Financial
         Condition and Results of Operations

         Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
         Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

         Results of Operations:
                  Net Interest Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
                  Earning Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
                  Investment Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11-12
                  Interest-Bearing Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
                  Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
                  Reserve and Provision for Possible Loan
                          Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13-14
                  Other Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
                  Other Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
                  Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
                  Nonperforming Assets and Past Due Loans . . . . . . . . . . . . . . . . . . . . . . . . . 15-16

         Liquidity and Interest Rate Sensitivity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16-17

                                                 PART II
                                                 -------

                                            OTHER INFORMATION
                                            -----------------

Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

ITEM 1 (A)                    FINANCIAL HIGHLIGHTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                            1996             1995           PERCENT
                                                            ----             ----           CHANGE
                                                                                            ------
FOR  3  MOS.     Net Income                                 $885             $606             46%

ENDED 3/31/96    Cash dividends declared                    $150*            $150**            0%
                 Average Common Shares
                 Outstanding (in thousands)                 2,000            1,991.8

 *Dividends for the quarter ended March 31, 1996 were declared on April 8, 1996; record date April 19, 1996;
  payment date April 30, 1996
**Dividends for the quarter ended March 31, 1995 were declared on March 6, 1995; record date March 23, 1995;
  payment date April 1, 1995

- --------------------------------------------------------------------------------------------------
PER SHARE        Net Income                                  $.44             $.30            47%

FOR  3 MOS.      Cash dividends declared                     $.075            $.075            0%

ENDED 3/31/96    Shareholder's Equity
                 (Book Value)                               $11.94           $10.52           13%
                 Market Value                               $25.63             N/A            N/A

                      AS OF                        03/31/96         12/31/95         PERCENT
                      -----                        --------         --------         CHANGE
                                                                                     -------
                 Total Assets                      $266,335         $263,868           .93%
                 Total Earning Assets              $251,588         $245,374          2.53%
                 Total Loans Gross                 $148,564         $142,705          4.11%
                 Total Deposits                    $239,653         $237,626           .85%
                 Total Shareholder's Equity         $23,875         $23,639           1.00%
                 Total Trust Assets                  $2,574          $2,439           5.53%

REPRESENTATION OF MANAGEMENT:

All adjustments have been made that, in the opinion of Management, are necessary to fairly present the financial results for the interim periods presented.

Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

For all periods, the share amount, per share data and par value throughout the Financial Statements have been adjusted to give effect to the 40-to-1 stock split and change in par value reported in the Form 10-Q filed with the Commission by the Corporation on May 12, 1995.

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET

                                                                --------------------------------------------------------------------
                                    ASSETS                                      CURRENT QUARTER                     PREVIOUS YEAR
                                                                                 AS OF 3/31/96                      AS OF 12/31/95
                                                                --------------------------------------------------------------------
CASH AND DUE FROM BANKS                                           $9,440,871                        $13,338,408
FEDERAL FUNDS SOLD                                               $12,354,723                         $9,803,320
                                                                ------------                       ------------
     TOTAL CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD                               $21,795,594                        $23,141,728

INVESTMENT SECURITIES:
1.  HELD TO MATURITY: Fair Value of $36,707,645 at 3/31/96 and
               $37,774,879 at 12/31/95, respectively
(A)  U.S. GOVERNMENT:
        MORTGAGE BACKED SECURITIES                               $12,937,938                        $13,616,067
(B)  OBLIGATIONS OF STATES & POLITICAL
     SUBDIVISIONS                                                $22,634,490                        $22,831,240
                                                                ------------                       ------------

     TOTAL INVESTMENT SECURITIES HELD TO MATURITY                                 $35,572,428                        $36,447,307

2.  AVAILABLE FOR SALE, at Fair value
(A)  U.S. TREASURY SECURITIES                                    $24,000,120                        $23,992,840
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                              $3,992,880                         $6,551,900
        MORTGAGE BACKED SECURITIES                               $25,461,573                        $25,724,289
(C)  DOMESTIC DEBT SECURITIES                                     $1,852,594                                 $0
(D)  CORPORATE STOCKS IN OTHER BANKS                                $150,084                           $150,084
                                                                ------------                       ------------

     TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE                               $55,457,251                        $56,419,113

TOTAL INVESTMENT SECURITIES                                                       $91,029,679                        $92,866,420

LOANS HELD FOR SALE                                               $1,205,357                           $592,750

LOANS:  GROSS                                                   $147,456,858                       $142,202,415
  LESS:
     (A) UNEARNED INCOME ON LOANS                                   ($97,705)                          ($90,344)
     (B) RESERVE FOR POSSIBLE LOAN LOSSES                        ($3,318,362)                       ($3,396,531)
                                                                ------------                       ------------
LOANS: NET                                                                       $145,246,148                       $139,308,290

BANK PREMISES, EQUIPMENT, FURNITURE & FIXTURES                    $5,313,647                         $5,395,155
REAL ESTATE OWNED OTHER THAN BANK PREMISES                           $50,000                            $50,000
INTANGIBLE ASSETS                                                   $196,727                           $226,810
OTHER ASSETS                                                      $2,702,909                         $2,880,022

     TOTAL OTHER ASSETS                                                            $8,263,283                         $8,551,987
                                                                                 ------------                       ------------
TOTAL ASSETS                                                                     $266,334,704                       $263,868,425
                                                                                 ============                       ============

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET
            (CONTINUED)

                                                                --------------------------------------------------------------------
                           LIABILITIES AND CAPITAL                              CURRENT QUARTER                     PREVIOUS YEAR
                                                                                 AS OF 3/31/96                      AS OF 12/31/95
                                                                --------------------------------------------------------------------
DEPOSITS IN DOMESTIC OFFICES

(A)  DEMAND                                                      $38,137,951                       $38,858,005
(B)  NOW, SUPER NOW & MONEY MARKET ACCOUNTS                      $65,605,045                       $63,609,993
(C)  SAVINGS & CHRISTMAS CLUB                                    $17,687,516                       $17,031,970
(D)  TIME CD'S - $100,000 AND OVER                               $43,614,489                       $45,546,660
(E)  TIME CD'S - OTHER                                           $58,337,779                       $56,428,847
(F)  IRA CD'S                                                    $16,270,368                       $16,150,129
                                                                 -----------                       -----------
     TOTAL DEPOSITS                                                              $239,653,148                       $237,625,604

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD                                        $1,479,154                         $1,749,621

OTHER LIABILITIES                                                                  $1,327,218                           $854,644

     TOTAL LIABILITIES                                                           $242,459,520                       $240,229,869

COMMON STOCK:
(1)  SHARES AUTHORIZED       10,000,000
(2)  COMMON STOCK, NO PAR     2,000,000 outstanding               $9,500,500                        $9,500,500
(3)  UNDIVIDED PROFITS                                           $14,610,671                       $14,175,287
(4)  UNREALIZED GAIN(LOSS) ON AFS INVESTMENTS                      ($235,987)                         ($37,231)
                                                                 -----------                       -----------
            NET OF INCOME TAX EFFECT
     TOTAL EQUITY CAPITAL                                                         $23,875,184                        $23,638,556
                                                                                 ------------                       ------------
TOTAL LIABILITIES AND EQUITY CAPITAL                                             $266,334,704                       $263,868,425
                                                                                 ============                       ============

ITEM I - (C) CONSOLIDATED COMPARATIVE STATEMENT OF INCOME

                                                                 ----------------------------------
                                                                   QUARTER                QUARTER
                                                                    ENDING                 ENDING
                                                                   3/31/96                3/31/95
                                                                 ----------------------------------
INTEREST INCOME:
 INTEREST & FEES ON LOANS                                         $3,250,576            $2,626,365
 U.S. TREASURY NOTES                                                $333,437              $381,228
 U.S. GOVERNMENT:
     AGENCY NOTES                                                    $94,640              $183,879
     MORTGAGE BACKED SECURITIES                                     $637,467              $648,943
 OBLIGATIONS OF STATE & POLITICAL SUB.                              $291,329              $305,750
 DOMESTIC DEBT SECURITIES                                            $20,463               $61,107
 OTHER INTEREST INCOME                                              $181,661               $73,566
                                                                 ----------------------------------

TOTAL INTEREST INCOME                                             $4,809,574            $4,280,839

INTEREST EXPENSE:
  INTEREST ON DEPOSITS                                            $2,139,410            $1,755,390
  INTEREST ON SHORT TERM BORROWING                                   $18,658               $25,995
                                                                 ----------------------------------

TOTAL INTEREST EXPENSE                                            $2,158,067            $1,781,385
                                                                 ----------------------------------

NET INTEREST INCOME                                               $2,651,507            $2,499,454

PROVISION FOR LOAN LOSSES                                                 $0               $62,100
                                                                 ----------------------------------

NET INTEREST INCOME AFTER PROVISION                               $2,651,507            $2,437,354
FOR LOAN LOSSES

COMMISSION & FEES FROM FIDUCIARY ACTIVITIES                           $1,284                $1,368


INSURANCE COMMISSIONS, FEES & PREMIUMS                               $25,443               $16,604
FEES ON OTHER CUSTOMER SERVICES                                     $313,144              $317,205
ALL OTHER INCOME                                                    $185,949              $123,558
                                                                 ----------------------------------

TOTAL INCOME BEFORE OVERHEAD COST                                 $3,177,327            $2,896,088


ITEM I - (C) CONSOLIDATED COMPARATIVE STATEMENT OF INCOME
 (CONTINUED)

                                                                 ----------------------------------
                                                                   QUARTER                QUARTER
                                                                    ENDING                 ENDING
                                                                   3/31/96                3/31/95
                                                                 ----------------------------------
OTHER EXPENSES:
 SALARIES                                                           $961,303              $900,249
 NET OCCUPANCY EXPENSE OF PREMISES                                  $133,683              $121,175
 FURNITURE & EQUIPMENT                                              $122,200              $171,786
 OTHER EXPENSES                                                     $761,192              $836,938
                                                                 ----------------------------------

 TOTAL OTHER EXPENSES                                             $1,978,379            $2,030,149
                                                                 ----------------------------------

 NET INCOME OR (LOSS) BEFORE INCOME TAX                           $1,198,948              $865,939

 INCOME TAX EXPENSE                                                 $313,563              $259,445
                                                                 ----------------------------------

INCOME OR LOSS BEFORE EXTRAORDINARY ITEMS                           $885,385              $606,494
                                                                 ----------------------------------

EARNINGS PER SHARE DATA                                                $0.44                 $0.30

DIVIDENDS PER SHARES OUTSTANDING*                                     $0.075                $0.075

*Dividends for the quarter ended March 31, 1996 were declared on April 8, 1996;
 record date April 19, 1996; payment date April 30, 1996.

ITEM I - (D) CONSOLIDATED CHANGES IN STOCKHOLDER'S EQUITY


                                                             -------------------            ------------------
                                                                THREE MONTHS                   PREVIOUS YEAR
                                                                ENDED 3/31/96                  ENDED 3/31/95
                                                             -------------------            ------------------
STATEMENT OF CHANGES IN CAPITAL ACCOUNTS

BALANCE AT BEGINNING OF YEAR                                    $23,638,556                    $20,026,535


NET INCOME                                                         $885,385                       $606,494
NET CHANGE IN UNREALIZED GAIN/LOSS
ON AVAILABLE FOR SALE SECURITIES
(NET OF TAX EFFECT)                                               ($198,756)                      $466,639
                                                                -----------                    -----------

TOTAL ADDITIONS                                                    $686,629                     $1,073,134

DEDUCTIONS:

CASH DIVIDENDS DECLARED AND PAID*                                  $450,000                       $150,000
                                                                -----------                    -----------

TOTAL DEDUCTIONS                                                   $450,000                       $150,000

BALANCE AT END OF PERIOD                                        $23,875,184                    $20,949,668
                                                                ===========                    ===========

* Dividends for the quarter ended December 31, 1995 were declared on January 9, 1996; record date January 19,1996; payment date January 31, 1996

                          THE NEW IBERIA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                           -----------                    -----------
                                                                               1996                           1995
                                                                           -----------                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                  $885,385                       $606,494

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                                  128,642                        179,437
  DISCOUNT ACCRETION & PREMIUM AMORTIZATION                                    (13,816)                       (42,451)
  PROVISION FOR LOAN LOSSES                                                          0                         62,100
  NET GAIN ON SALE OF REAL ESTATE OWNED                                              0                         (5,000)
  INCREASE IN OTHER LIABILITIES                                                472,573                        165,024
  DECREASE IN OTHER ASSETS                                                     177,113                        291,951
                                                                           -----------                    -----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,649,897                      1,257,555

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(HTM)                      853,525                        829,075
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(AFS)                   12,055,248                      2,874,768
  PURCHASE OF INVESTMENT SECURITIES(HTM)                                             0                     (1,000,000)
  PURCHASE OF INVESTMENT SECURITIES(AFS)                                   (11,216,584)                      (977,656)
  NET (INCREASE) DECREASE IN LOANS                                          (5,978,246)                   (10,476,516)
  PURCHASE OF BANK PREMISES & EQUIPMENT                                        (17,051)                       (34,926)
  PROCEEDS FROM SALE OF:
    OTHER REAL ESTATE OWNED                                                          0                         80,000
                                                                           -----------                    -----------

  NET CASH PROVIDED BY (USED IN)
  INVESTMENT ACTIVITIES                                                    ($4,303,108)                   ($8,705,255)

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

                                                                           -----------                    -----------
                                                                              1996                           1995
                                                                           -----------                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  DECREASE IN REPURCHASE AGREEMENTS                                           (270,467)                      (162,773)
  INCREASE IN DEMAND, NOW & SAVINGS DEPOSITS                                 1,930,544                      2,283,945
  INCREASE IN CERTIFICATES OF DEPOSITS                                          97,000                      4,366,988
  DIVIDENDS PAID                                                              (450,000)                      (448,146)
                                                                           -----------                    -----------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        1,307,077                      6,040,014

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                        (1,346,134)                    (1,407,686)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            23,141,728                     14,043,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  21,795,594                     12,636,309

SUPPLEMENTAL DISCLOSURE:

  INTEREST PAID ON BORROWINGS AND DEPOSITS                                   2,162,317                      1,717,073

  FEDERAL INCOME TAX PAID                                                            0                              0

PART I -- FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the first quarter of 1996, The New Iberia Bancorp, Inc. (the "Corporation") recorded net income of $885,385 ($.44 per share). This compares to the same period in 1995 when net income was $606,494 ($.30 per share). The change in net income is explained by the following changes: (i) net interest income increase of $152,053, (ii) a decrease in non interest expense by $51,770, and
(iii) no provision for loan losses for the first quarter of 1996 as compared to $62,100 for the first quarter of 1995. Management evaluated the loan loss reserve during the first quarter and believed the reserve to be adequate, thereby requiring no provision for the quarter.

On March 31, 1996 total assets of the Corporation were $266,334,704 , which is an increase of $2,466,279 ( .93%) from the $263,868,425 reported for December 31, 1995 and an increase of $25,490,291 (10.58%) from the balance at March 31, 1995 of $240,844,413. Gross loans on March 31, 1996 were $148,564,511, a
$5,859,690 (4.11%) increase from the December 31, 1995 balance of $142,704,821 and an increase of $23,902,498 (19.17%) from the balance on March 31, 1995 of $124,662,012. Loans held for sale, at their fair value, on March 31, 1996, December 31, 1995, and March 31, 1995, were $1,205,357, $592,750, and $71,250, respectively. The increase in loans is attributable to strong commercial and consumer lending along with steady activity in the mortgage lending area. Total deposits were $239,653,148 on March 31, 1996, a $2,027,544 ( .85%)
increase from the balance of $237,625,604 on December 31, 1995 and an increase of $22,408,054 (10.31%) from the balance on March 31, 1995 of $217,245,094.
The increase in deposits from December 1995 is primarily attributable to an increase in interest bearing checking accounts.

CAPITAL RESOURCES

Capital ratios for the quarters ending March 31, 1996, 1995, and 1994:

                                                                                 Regulatory
                                   1996             1995             1994         Minimum*
                                   ----             ----             ----        ----------

Leverage                          8.90%            8.85%            9.52%            3.00%
Risk-based capital
Tier I                           16.08%           16.76%           18.23%            4.00%
Total                            17.33%           18.26%           19.73%            8.00%


*Current levels for a well capitalized institution in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The unrealized loss on Available for Sale securities reflected in the equity section of the balance sheet was excluded as required by regulatory agencies in the computation of these ratios.

RESULTS OF OPERATIONS

NET INTEREST INCOME - Net interest income is the difference between interest earned on assets and interest paid for the funds supporting those assets. As of March 31, 1996, net interest income was $2,651,507, an increase of $152,053 (6.08%) over the same period in 1995. The increase in net interest income is the result of an increase in loan activity over the last year. Interest rates decreased during 1995, allowing the opportunity for loan activity to increase
throughout the year.   Activity in commercial and consumer lending has
continued to increase while mortgage lending activity has been steady throughout the same period. Interest costs increased throughout 1995 and are
currently at a level position.   Interest cost are not expected to increase
substantially for the remainder of the year.

EARNING ASSETS - Earning assets on March 31, 1996 were $251,948,912 an increase of $6,574,351(2.68%) from the December 31, 1995 balance of $245,374,561. The change is the result of an increase in loans outstanding of $5,859,689 and $2,551,403 in federal funds sold, offset by a net decrease of $1,836,741 in investment securities.

The average yield on earning assets for first three months of 1996 was 7.78%. In 1995, the average yield on earning assets was 7.85%. The yield on loans has decreased to an average of 9.02% from an average of 9.04% in 1995. The yield on investments has decreased to an average of 6.15% from an average of 6.43% in 1995. The yield on investments is down due to the reduction in the average life of the portfolio by purchasing short term U.S. Treasury Notes and reducing
the purchases of mortgage-backed securities.   The average rate on Fed Funds
Sold has decreased to an average of 5.25% from an average of 5.76% in 1995. (All yields are year to date through March of the respective year.)





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

The breakdown of the investment portfolio as of March 31, 1996 is listed below:


                                                   (In Thousands of Dollars)

                                  Held to Maturity                   Available for Sale
                                  ----------------                  -------------------
                                  Amortized        Fair             Amortized        Fair
                                  Cost             Value            Cost             Value
                                  ---------        -------          ---------        -------
U.S. Treasury Notes                    -0-              -0-           23,951           24,000
U.S. Government
         Agency Notes                  -0-              -0-            3,973            3,993
         Mortgage-Backed            12,938           13,589           26,160           25,958
Obligation State
         & Political                22,634           23,114              -0-              -0-
Domestic Debt                          -0-              -0-            1,386            1,356
Corporate Stock                        -0-              -0-              150              150

Total                               35,572           36,703           55,620           55,457


Gross unrealized gains and losses on "Held to Maturity" securities were as follows:

                                                       (In Thousands of Dollars)

                                    BOOK         UNREALIZED                    UNREALIZED     MARKET
                                   VALUE           GAINS                         LOSSES       VALUE
                                   ------------------------                  -----------------------
U. S. Government:
Mortgage-Backed Sec.                12,938            651                         -0-        13,589
Obligation State
& Political                         22,634            575                          95        23,114

Total                               35,572          1,226                          95        36,703


Under current regulatory capital rules, the unrealized loss as of March 31, 1996, in the "Available for Sale" securities totaling $235,987, net of tax, is excluded from capital when calculating leverage, primary capital and risk-based capital ratios.

The Corporation had no sales of securities during the first quarter of 1996.

INTEREST-BEARING LIABILITIES - Interest-bearing liabilities on March 31, 1996 were $202,994,351, reflecting an increase of $2,477,131(1.24%) from the December 31, 1995 balance of $200,517,220 and an increase of $14,492,306( 7.69%) from the March 31, 1995 balance, which totaled $188,502,045. As noted previously, the increase in this category from December 1995 is due to an increase in interest bearing checking accounts and the increase from last year is due to an increase in certificates of deposit.

INTEREST EXPENSE - Interest Expense as of March 31, 1996 totaled $2,158,067, which represents an increase of $376,682 (21.15%) from the 1995 amount of $1,781,385. The reason for the increase is the interest cost for certificates of deposits. The average rates paid year to date for all interest-bearing liabilities were 4.28% through March 1996 as compared to 3.91% for the same period in 1995. All yields are year to date through March of the respective year.

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

There was no provision for loan losses for the first quarter of 1996 as compared to $62,100 for the same period the previous year. The balance in the reserve over the last year reflects levels of charge-offs and management's estimates of collateral values when evaluating exposure in the loan portfolio. The reserve as a percentage of loans and leases was 2.23% at quarter end (March 31, 1996) compared to 2.38% at year end (December 1995). Management projects loan growth to continue throughout the remainder of the year. This growth is a factor in Management's periodic determination of the reserve. Management plans to make adjustments to the reserve based on recoveries received and charge-offs made to ensure that an adequate loan loss reserve is maintained.

The diversification of the loan portfolio is an important factor in the assessment of loan quality and loss potential. Although the Corporation has extended a significant amount of loans to energy services and agricultural customers due to the prevalence of those industries in the local economy, the Corporation attempts to lend to a variety of industries to minimize its exposure to possible losses occurring from concentration of loans in any single sector. Broadening the Corporation's base of loan activity into the Lafayette, Louisiana market, along with the steadily improving local economy over the last few years, has had a positive effect on the performance of the loan portfolio. During 1993, the U.S. Congress passed the North American Free Trade Agreement (NAFTA). The Corporation believes that the increase in competition from Mexican producers as a result of the passage of NAFTA could have a direct
adverse effect on the agricultural sugar and textile industries.   As such, the
Corporation's operating market may be indirectly affected. Another factor that may affect the quality of the loan portfolio is the opening of gaming establishments in the Corporation's market. Although it is not known exactly what amount of spendable money is now diverted to gaming, management is concerned about the effect that gaming will have on the Corporation's consumer loan portfolio. Appropriate consideration has been given to these factors in the Corporation's loan loss reserve.

Charge-offs year to date for 1996 were $98,267 compared to $ 51,835 in 1995. Recoveries year to date for 1996 were $20,099 compared to $127,762 in 1995. The relatively small levels of charge-offs are attributable to management's continued efforts to identify and work out problem loans.

Year to date Loan Recoveries compared to prior year charge-offs was 7.11% and 73.66% for March 1996 and March 1995, respectively.


OTHER INCOME

For the first quarter of 1996, Other Income was $525,820, an increase of $67,085 ( 14.62%) over the $458,735 earned for the same period in 1995. The increase is primarily due to an increase in loan credit life and accident and health insurance premiums, merchant bankcard charges, and other fees adjusted for deposit activities (ATM, purchases of cashier checks or money orders, etc.).

OTHER EXPENSES

Total Other Expenses for the first quarter of 1996 was $1,978,379 compared to $2,030,149 for the same period in 1995. This reflects an decrease of $51,770 (2.55%). Salary cost and benefits have increased ($61,054) while occupancy and furniture and equipment cost have decreased ($37,078) along with other expenses ($75,746). The largest reduction in other expenses is for FDIC assessments($115,103).

INCOME TAXES

The effective tax rate as of March 31, 1996 is approximately 26%, which compares to approximately 30% as of March 31,1995.

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

Nonperforming assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. The following schedule reflects the balance of each category:

                                                      (In Thousands of Dollars)

                                    March 31,1996              December 31, 1995
                                    ------------------         -----------------
Non-accrual Loans                       132                          160
Troubled Debt Restructuring             565                          585
Other Real Estate Owned                  50                           50
Repossessed Movable Prop.                43                           28

Total                                   790                          823


RISK ELEMENT INFORMATION

                                                      (In Thousands of Dollars)
                                             March 31, 1996              December 31, 1995
                                             ------------------          -----------------
Past due loans 90 days                          727                               282
and still accruing

                                                      (In Thousands of Dollars)
                                             March 31,1996              March 31, 1995
                                             ------------------        -------------------
Amount of income on non-accrual                   3                                 2
loans that would have been
in income if still accruing

Interest income on restructured                  18                                18
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

On March 31, 1996, impaired loans totaled $435,785. Of the total impaired loans, $396,463 required a total reserve of $212,609. There was no reserve for impairment on the remaining $39,322 of impaired loans. During the three month period ended March 31, 1996, impaired loans averaged $ 451,562. Interest income recognized on impaired loans totalled approximately $8,500 for the quarter.

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

The Corporation's liquidity ratio on March 31, 1996 was 38.63% with a dependency ratio of 3.05%; the liquidity ratio on December 31, 1995 was 40.97% with a dependency ratio of .63%. Management believes that liquidity is enhanced by its ability to manage the interest rate sensitivity of assets and liabilities. The dependency ratio has increased from December 1995 due to a decrease in short term federal funds. Management actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model. The off balance sheet commitments, if funded, would have a limited impact on the liquidity of the Corporation, primarily due to the maturity structure of the investment portfolio.

CUMULATIVE MATURITY/RATE SENSITIVITY

                                                                        (All Dollar Amounts in Thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
                                                  --------------------------------------------------------------------------------
                                                     1-30        1-60          1-90         1-365   YEAR & OVER         TOTAL
                                                  --------------------------------------------------------------------------------
LOANS*                                                                       35,817        63,269        84,934       148,203
SHORT TERM INVESTMENTS                             12,354      12,354        12,354        12,354          0.00        12,354
INVESTMENTS***                                                                4,560        18,059        72,984        91,043
                                                  --------------------------------------------------------------------------------
TOTAL EARNING ASSETS                               12,354      12,354        52,731        93,682       157,918       251,600

FUNDING SOURCES

PUBLIC FUNDS DDA                                   12,406      12,406        12,406        12,406             0        12,406
NOW ACCOUNTS**                                       0.00        0.00          0.00          0.00        29,837        29,837
MONEY MARKET (IMFA)                                24,316      24,316        24,316        24,316             0        24,316
CERT. OF DEPOSIT >100M                                                       15,092        34,031         9,583        43,614
OTHER TIME DEPOSITS                                                          19,160        60,556        14,053        74,609
SAVINGS**                                               0           0             0             0        17,688        17,688
REPURCHASE AGREEMENTS                               1,479       1,479         1,479         1,479             0         1,479
                                                  --------------------------------------------------------------------------------

TOTAL FUNDING                                      38,201      38,201        72,453       132,788        71,161       203,949
                                                  --------------------------------------------------------------------------------

CUMULATIVE MATURITY/                              (25,847)    (25,847)      (19,722)      (39,106)       86,757        47,651
                                                  --------------------------------------------------------------------------------
RATE SENSITIVITY (GAP)

AS A % OF EARNING ASSETS                           -10.27%     -10.27%        -7.84%       -15.54%
AS A % OF TOTAL ASSETS                              -9.70%      -9.70%        -7.40%       -14.68%
- ----------------------------------------------------------------------------------------------------------------------------------

* LOAN FIGURES REPRESENT RATE SENSITIVITY ONLY, WHILE THE BALANCE SHEET REPRESENTS TOTAL GROSS LOANS INCLUDING NON-ACCRUALS AND OVERDRAFTS

** HISTORICALLY, RATES ON THESE TYPES OF ACCOUNTS HAVE CHANGED LITTLE AS COMPARED TO OTHER TYPES OF DEPOSITS, THEREFORE, THESE ACCOUNTS ARE NOT CONSIDERED RATE SENSITIVE.

*** $150,084 - FIRST NATIONAL BANKERS BANK AND FNMA STOCK IS NOT RATE SENSITIVE AND IS NOT INCLUDED IN THE ONE YEAR AND OVER.

     THE AMOUNT OF PAYDOWNS RECEIVED ON A MONTHLY BASIS ON MORTGAGE BACKED SECURITIES IS NOT REFLECTED IN THIS SCHEDULE. PAY DOWNS AVERAGED ABOUT $685,000 A MONTH OVER THE FIRST THREE MONTHS OF 1996, AND WOULD NOT HAVE CREATED A SIGNIFICANT DIFFERENCE IN THE PERCENTAGES ABOVE.

     THE GAP PERCENTAGES NOTED ABOVE ARE A REFLECTION OF A NEGATIVE POSITION. THIS MEASUREMENT SIMPLY SHOWS AT WHAT REPRICING INTERVAL ASSETS AND LIABILITIES WILL REPRICE. IT DOES NOT TAKE INTO ACCOUNT AT WHAT LEVEL OF RATE CHANGE THE ASSET OR LIABILITY WILL REPRICE. IN GENERAL TERMS, IF RATES FALL, NET INTEREST INCOME SHOULD INCREASE AND IF RATES RISE, NET INTEREST INCOME SHOULD DECREASE. IN LOOKING AT THE ONE YEAR HORIZON, AND GIVEN THAT IN GENERAL, INTEREST RATES SHOULD REMAIN FLAT OR SLIGHTLY HIGHER IN THE FUTURE, THE CORPORATION SHOULD ADJUST ITS CURRENT POSITION BY SHORTENING THE REPRICING OF ASSETS OR EXTENDED DEPOSIT MATURITIES. THE CORPORATION SHOULD CLOSELY MONITOR FUTURE CHANGES IN INTEREST RATES AND ACCORDINGLY ADJUST ITS INTEREST RATE POSITION AS NEEDED. THE USE OF THE ASSET/LIABILITY MODEL ON A MONTHLY BASIS PROVIDES A GOOD REVIEW AND GIVES REALISTIC EXPECTATIONS OF THE AFFECT THAT CHANGES IN INTEREST RATES WILL HAVE ON THE INTEREST RATE RISK OF THE CORPORATION.

PART II   OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS:

STATE COURT LITIGATION

On March 13, 1996 The New Iberia Bank was sued by Mary Joyce Keel in the 16th Judicial District Court, Iberia Parish, Louisiana (Docket No. 83846-F). The Bank's insurance carrier has been notified of the existence of this suit. The suit alleges violations of the plantiff's rights under the American with Disabilities Act of 1990. Damages sought are actual damages of not less than $50,000.00 plus unspecified punitive damages. The Bank has until May 3, 1996 to respond to the suit.

FEDERAL COURT LITIGATION

On January 6, 1995, Jules A. Schwing ("Schwing"), individually and in his capacity as executor of his parents' estates, filed a Complaint for injunctive relief in the United States District Court for the Western District of Louisiana. (Schwing has since been replaced as executor.) The Complaint sought to enjoin, among other things, the enforcement of various amendments to the Corporation's Bylaws which were adopted by the board of directors at a meeting on January 3, 1995.

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

Schwing appealed that dismissal to the U.S. Fifth Circuit Court of Appeals. On March 29, 1995, Schwing filed a Motion for Injunction During Pendency of Appeal in the United States District Court for the Western District of Louisiana, which was denied by the Court on April 6, 1995. On August 11, 1995, Schwing filed a motion in the Fifth Circuit Court of Appeals seeking an injunction pending appeal to prohibit the Corporation from, among other things, pursuing efforts to acquire another bank. The Corporation filed on August 18, 1995 a motion to dismiss the appeal and for sanctions for frivolous appeal and, shortly thereafter, the Corporation filed another motion requesting sanctions for failure of Schwing to comply with the Federal Rules of Appellate Procedure in his request for an injunction pending appeal.

On September 8, 1995, the Court denied Schwing's motion for injunction pending appeal and ordered that the Corporation's motion to dismiss the appeal and for sanctions for frivolous appeal be carried forward for resolution by the oral argument panel. On October 24, 1995, an Order was entered denying the Corporation's motion for sanctions for failure to comply with the Federal Rules. Oral argument on unresolved issues and on the merits of the appeal was held on December 5, 1995. As of May 3, 1996, the Fifth Circuit Court of Appeals had not rendered a ruling in this matter.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed a Form 8-K with the Commission on January 26, 1996. The Form 8-K reported an agreement to negotiate a definitive agreement for the acquisition of the Corporation.

EXHIBITS

         27      Financial Data Schedule

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                         DESCRIPTION
   -------                        -----------


     27           Financial Data Schedule