Form 10-Q
period 1996-06-30
NEW IBERIA BANCORP INC
filed 1996-08-12
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996.

[ ]   Transition report pursuant to Section 13 or 15(d) of the Exchange Act of
      1934

      For the transition period from            to
                                     ----------    -----------

      Commission file number   0-13307
                            ---------------

                          The New Iberia Bancorp, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                    Louisiana                               72-0969631
            -------------------------------            -------------------
            (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)            Identification No.)

         800 South Lewis, New Iberia, Louisiana              70560
        --------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code  (318) 365-6761
                                                         --------------------

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

                         2,000,000 shares common stock

PART I  FINANCIAL INFORMATION

         Item 1 -         Financial Statements

                          (a)     Financial Highlights
                          (b)     Consolidated Comparative Balance Sheet
                          (c)     Consolidated Comparative Income Statement
                          (d)     Consolidated Statement of Changes in
                                   Stockholder's Equity
                          (e)     Consolidated Statement of Cash Flow


         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                          (a)     Overview
                          (b)     Capital Resources
                          (c)     Results of Operations
                          (d)     Liquidity


PART II  OTHER INFORMATION

         Item 1 -         Legal Proceedings
         Item 4 -         Submission of Matters to a Vote of Security Holders
         Item 6 -         Exhibits and Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE NEW IBERIA BANCORP, INC.
                                               ----------------------------


DATE:__8/8/96____________              BY:     /s/ Ernest Freyou

                                               Ernest Freyou
                                               President and Chief Executive
                                               Officer


DATE:__8/8/96___________               BY:     /s/ Leonard J. Freyou

                                               Leonard J. Freyou
                                               Senior Vice-President and Cashier

                                   10-Q INDEX






                                                        PART I
                                                        ------

                                                  FINANCIAL INFORMATION
                                                  ---------------------

Item 1   Financial Statements

                 Financial Highlights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
                 Consolidated Comparative Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3-4
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

                                                         PART II
                                                         -------

                                                    OTHER INFORMATION
                                                    -----------------

Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 4   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 1 (A)                    FINANCIAL HIGHLIGHTS
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                             1996             1995                PERCENT
                                                             ----             ----                CHANGE
                                                                                                  ------
FOR  6  MOS.     Net Income                                 $1,771           $1,261              40.44%

ENDED 6/30/96    Cash dividends declared                      $300             $300                 --

                 Average Common Shares
                 Outstanding (in thousands)                  2,000          1,991.8                .40%

- -------------------------------------------------------------------------------------------------------------


PER SHARE        Net Income                                   $.89             $.63              41.27%

FOR  6  MOS.     Cash dividends declared                      $.15             $.15                 --

ENDED 6/30/96    Shareholder's Equity
                 (Book Value)                               $12.14           $10.97              10.67%
                 Market Value                               $25.13             N/A                N/A


- -------------------------------------------------------------------------------------------------------------

FOR  3  MOS.     Net Income                                   $886             $655              35.27%

ENDED 6/30/96    Cash dividends declared                      $150*            $150**               --

                 Average Common Shares
                 Outstanding (in thousands)                  2,000          1,991.8                .40%

*Dividends for the quarter ended June 30, 1996 were declared on July 8, 1996; record date July 19, 1996;
payment date July 31, 1996
**Dividends for the quarter ended June 30, 1995 were declared on  June 12, 1995; record date June 23, 1995;
payment date July 1, 1995

PER SHARE        Net Income                                   $.44             $.33              33.33%

FOR  3 MOS.      Cash dividends declared                     $.075            $.075                 --
ENDED 6/30/96

- -------------------------------------------------------------------------------------------------------------



                                                            06/30/96         12/31/95         PERCENT
                                                            --------         --------         CHANGE
                                                                                              -------
                          Total Assets                      $271,719         $263,868          2.98%
                          Total Earning Assets              $256,196         $245,374          4.41%
                          Total Loans Gross                 $163,739         $142,705         14.74%
                          Total Deposits                    $244,369         $237,626          2.84%
                          Total Shareholder's
                                  Equity                    $ 24,280         $ 23,639          2.71%
                          Total Trust Assets                $  2,578         $  2,439          5.70%


REPRESENTATION OF MANAGEMENT:

All adjustments have been made that, in the opinion of Management, are necessary to fairly present the financial results for the interim periods presented.

Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET

                            ASSETS                                       CURRENT QUARTER                      PREVIOUS YEAR
                                                                          AS OF 6/30/96                      AS OF 12/31/95
                                                                         ----------------                    --------------
CASH AND DUE FROM BANKS                                      $10,136,254                       $13,338,408
FEDERAL FUNDS SOLD                                            $8,888,409                        $9,803,320
                                                             -----------                       -----------
     TOTAL CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD                          $19,024,663                       $23,141,728

INVESTMENT SECURITIES:
1.  HELD TO MATURITY: Fair Value of $35,364,295 at 6/30/96 and
               $37,774,879 at 12/31/95, respectively
(A)  U.S. GOVERNMENT:
        MORTGAGE BACKED SECURITIES                           $12,145,265                       $13,616,067
(B)  OBLIGATIONS OF STATES & POLITICAL
     SUBDIVISIONS                                            $22,551,049                       $22,831,240
                                                             -----------                       -----------
     TOTAL INVESTMENT SECURITIES HELD TO MATURITY                            $34,696,314                       $36,447,307

2.  AVAILABLE FOR SALE, at Fair value
(A)  U.S. TREASURY SECURITIES                                $20,009,930                       $23,992,840
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                          $3,858,920                        $6,551,900
        MORTGAGE BACKED SECURITIES                           $23,234,625                       $23,798,956
(C)  DOMESTIC DEBT SECURITIES                                 $1,834,585                        $1,925,333
(D)  CORPORATE STOCKS IN OTHER BANKS                            $150,084                          $150,084
                                                             -----------                       -----------
     TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE                          $49,088,144                       $56,419,113

TOTAL INVESTMENT SECURITIES                                                  $83,784,458                       $92,866,420

LOANS HELD FOR SALE                                           $1,327,150                          $592,750

LOANS:  GROSS                                               $162,500,322                      $142,202,415
  LESS:
     (A) UNEARNED INCOME ON LOANS                               ($88,575)                         ($90,344)
     (B) RESERVE FOR POSSIBLE LOAN LOSSES                    ($3,369,840)                      ($3,396,531)
                                                             -----------                       -----------
LOANS: NET                                                                  $160,369,057                      $139,308,290

BANK PREMISES, EQUIPMENT, FURNITURE & FIXTURES                $5,236,361                        $5,395,155
REAL ESTATE OWNED OTHER THAN BANK PREMISES                            $0                           $50,000
INTANGIBLE ASSETS                                               $166,645                          $226,810
OTHER ASSETS                                                  $3,138,307                        $2,880,022
                                                             -----------                       -----------
     TOTAL OTHER ASSETS                                                       $8,541,313                        $8,551,987
                                                                           -------------                     -------------
TOTAL ASSETS                                                                $271,719,491                      $263,868,425
                                                                           =============                     =============

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET
            (CONTINUED)

                                                                          CURRENT QUARTER                    PREVIOUS YEAR
                            LIABILITIES AND CAPITAL                        AS OF 6/30/96                     AS OF 12/31/95
DEPOSITS IN DOMESTIC OFFICES


(A)  DEMAND                                                  $39,542,726                       $38,858,005
(B)  NOW, SUPER NOW & MONEY MARKET ACCOUNTS                  $63,434,312                       $63,609,993
(C)  SAVINGS & CHRISTMAS CLUB                                $17,493,323                       $17,031,970
(D)  TIME CD'S - $100,000 AND OVER                           $45,304,759                       $45,546,660
(E)  TIME CD'S - OTHER                                       $62,184,012                       $56,428,847
(F)  IRA CD'S                                                $16,410,198                       $16,150,129
                                                             -----------                       -----------
     TOTAL DEPOSITS                                                         $244,369,330                      $237,625,604

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD                                   $1,811,715                        $1,749,621

OTHER LIABILITIES                                                             $1,258,815                          $854,644

     TOTAL LIABILITIES                                                      $247,439,860                      $240,229,869

COMMON STOCK:
(1)  SHARES AUTHORIZED      10,000,000
(2)  COMMON STOCK, NO PAR     2,000,000 outstanding           $9,500,500                        $9,500,500
(3)  UNDIVIDED PROFITS                                       $15,346,312                       $14,175,287
(4)  UNREALIZED GAIN(LOSS) ON AFS INVESTMENTS                  ($567,181)                         ($37,231)
            NET OF INCOME TAX EFFECT
     TOTAL EQUITY CAPITAL                                                    $24,279,631                       $23,638,556
                                                                            ------------                      ------------
TOTAL LIABILITIES AND EQUITY CAPITAL                                        $271,719,491                      $263,868,425
                                                                            ============                      ============

ITEM I - (C) CONSOLIDATED COMPARATIVE STATEMENT OF INCOME

                                                        QUARTER         QUARTER                      YEAR TO DATE    YEAR TO DATE
                                                         ENDING          ENDING                             ENDED           ENDED
                                                        6/30/96         6/30/95                           6/30/96         6/30/95
INTEREST INCOME:
 INTEREST & FEES ON LOANS                            $3,492,273      $2,934,353                        $6,742,848      $5,560,718
 U.S. TREASURY NOTES                                   $337,609        $342,883                          $671,047        $724,111
 U.S. GOVERNMENT:
     AGENCY NOTES                                       $73,601        $192,538                          $168,241        $376,417
     MORTGAGE BACKED SECURITIES                        $607,397        $629,434                        $1,244,864      $1,278,377
 OBLIGATIONS OF STATE & POLITICAL SUB.                 $291,710        $315,064                          $583,039        $620,814
 DOMESTIC DEBT SECURITIES                               $20,863         $52,569                           $41,327        $113,676
 OTHER INTEREST INCOME                                 $115,455        $112,133                          $297,116        $185,699
                                                    ---------------------------                       ---------------------------

TOTAL INTEREST INCOME                                $4,938,908      $4,578,974                        $9,748,482      $8,859,812

INTEREST EXPENSE:
  INTEREST ON DEPOSITS                               $2,181,822      $1,969,731                        $4,321,231      $3,725,120
  INTEREST ON SHORT TERM BORROWING                      $18,370         $23,820                           $37,028         $49,816
                                                    ---------------------------                       ---------------------------
TOTAL INTEREST EXPENSE                               $2,200,192      $1,993,551                        $4,358,259      $3,774,936
                                                    ---------------------------                       ---------------------------
NET INTEREST INCOME                                  $2,738,716      $2,585,423                        $5,390,223      $5,084,876

PROVISION FOR LOAN LOSSES                               $85,400         $62,790                           $85,400        $124,890
                                                    ---------------------------                       ---------------------------
NET INTEREST INCOME AFTER PROVISION                  $2,653,316      $2,522,633                        $5,304,823      $4,959,986
FOR LOAN LOSSES

COMMISSION & FEES FROM FIDUCIARY ACTIVITIES              $1,506          $2,124                            $2,790          $3,492


INSURANCE COMMISSIONS, FEES & PREMIUMS                  $31,299         $26,622                           $56,742         $43,226
FEES ON OTHER CUSTOMER SERVICES                        $325,097        $292,678                          $638,241        $570,761
INVESTMENT SECURITIES LOSSES                                 $0        ($23,186)                               $0        ($23,186)
ALL OTHER INCOME                                       $257,959        $221,813                          $443,909        $384,492
                                                    ---------------------------                       ---------------------------
TOTAL INCOME BEFORE OVERHEAD COST                    $3,269,177      $3,042,684                        $6,446,505      $5,938,771

                                                   QUARTER         QUARTER                      YEAR TO DATE    YEAR TO DATE
                                                    ENDING          ENDING                             ENDED           ENDED
                                                   6/30/96         6/30/95                           6/30/96         6/30/95
OTHER EXPENSES:
 SALARIES                                         $968,473        $997,708                        $1,929,777      $1,897,957
 NET OCCUPANCY EXPENSE OF PREMISES                $140,009        $114,902                          $273,692        $236,078
 FURNITURE & EQUIPMENT                            $123,208        $167,058                          $245,409        $338,844
 OTHER EXPENSES                                   $801,715        $900,124                        $1,562,907      $1,737,062
                                               ---------------------------                       ---------------------------
 TOTAL OTHER EXPENSES                           $2,033,405      $2,179,792                        $4,011,785      $4,209,941
                                               ---------------------------                       ---------------------------
 NET INCOME BEFORE INCOME TAX                   $1,235,772        $862,892                        $2,434,721      $1,728,830

 INCOME TAX EXPENSE                               $350,131        $207,762                          $663,696        $467,206
                                               ---------------------------                       ---------------------------
NET INCOME                                        $885,641        $655,130                        $1,771,025      $1,261,624
                                               ===========================                       ===========================


EARNINGS PER SHARE DATA                              $0.44           $0.33                             $0.89           $0.63

DIVIDENDS PER SHARES OUTSTANDING*                   $0.075          $0.075                            $0.150          $0.150

*Dividends for the quarter ended June 30, 1996 were declared on July 8, 1996, Record Date July 19, 1996, payment date July 31, 1996

Item 1-(D)  CONSOLIDATED CHANGES IN STOCKHOLDER'S EQUITY

                                                              SIX MONTHS                     PREVIOUS YEAR
                                                           ENDED 6/30/96                     ENDED 6/30/95
STATEMENT OF CHANGES IN CAPITAL ACCOUNTS

BALANCE AT BEGINNING OF PERIOD                               $23,638,556                       $20,026,535

NET INCOME                                                    $1,771,025                        $1,261,624
SALE OF TREASURY STOCK                                                $0                           $33,025
NET CHANGE IN UNREALIZED GAIN/LOSS
ON AVAILABLE FOR SALE SECURITIES
(NET OF TAX EFFECT)                                            ($529,950)                         $913,524
                                                             -----------                       -----------
TOTAL ADDITIONS                                               $1,241,075                        $2,208,173

DEDUCTIONS:

CASH DIVIDENDS DECLARED*                                        $600,000                          $299,382

BALANCE AT END OF PERIOD                                     $24,279,631                       $21,935,326
                                                             ===========                       ===========

* $.225 per share ($450,000) for the quarter ended December 31, 1995 was declared on January 9, 1996 and paid January 31, 1996; $.075 per share ($150,000) for the quarter ended March 31, 1996 was declared on April 8, 1996 and paid April 30, 1996

                          THE NEW IBERIA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                1996                              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                  $1,771,026                        $1,261,624

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                                    260,898                           359,265
  DISCOUNT ACCRETION & PREMIUM AMORTIZATION                                       40,477                            58,149
  PROVISION FOR LOAN LOSSES                                                       85,400                           124,890
  NET GAIN ON SALE OF REAL ESTATE OWNED                                                0                            (5,000)
LOSS ON SALE OR CALL OF INVESTMENT SECURITIES(AFS)                                     0                           (23,186)
  INCREASE IN OTHER LIABILITIES                                                  404,170                           220,103
  DECREASE IN OTHER ASSETS                                                      (408,285)                          360,675
                                                                            ------------                       -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                    2,153,686                         2,356,520

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF INVESTMENT SECURITIES(AFS)                                       0                         4,880,935
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(HTM)                      1,711,266                        10,618,324
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(AFS)                     17,394,841                         6,345,236
  PURCHASE OF INVESTMENT SECURITIES(HTM)                                               0                        (7,072,000)
  PURCHASE OF INVESTMENT SECURITIES(AFS)                                     (11,216,584)                         (977,656)
  NET (INCREASE) DECREASE IN LOANS                                           (20,374,156)                      (17,104,011)
  PURCHASE OF BANK PREMISES & EQUIPMENT                                          (41,938)                         (112,081)
  PROCEEDS FROM SALE OF:
    OTHER REAL ESTATE OWNED                                                       50,000                            80,000
                                                                            ------------                       -----------
  NET CASH PROVIDED BY (USED IN)
  INVESTMENT ACTIVITIES                                                     ($12,476,571)                      ($3,341,253)

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

                                                                                  1996                              1995
CASH FLOWS FROM FINANCING ACTIVITIES:

SALE OF TREASURY STOCK                                                                 0                            33,025
  INCREASE IN REPURCHASE AGREEMENTS                                               62,095                           121,128
  INCREASE IN DEMAND, NOW & SAVINGS DEPOSITS                                     970,393                         1,149,220
  INCREASE IN CERTIFICATES OF DEPOSITS                                         5,773,331                         8,715,215
  DIVIDENDS PAID                                                                (600,000)                         (299,382)
                                                                            ------------                      ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          6,205,819                         9,719,206

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                          (4,117,066)                        8,734,473

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              23,141,728                        14,043,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    19,024,662                        22,778,468

SUPPLEMENTAL DISCLOSURE:

  INTEREST PAID ON BORROWINGS AND DEPOSITS                                     4,351,777                         3,669,650

  FEDERAL INCOME TAX PAID                                                        700,000                           525,000

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the second quarter of 1996, The New Iberia Bancorp, Inc. (the "Corporation") recorded net income of $885,641 ($.44 per share). This compares to the same period in 1995 when net income was $655,130 ($.33 per share). The change in net income is explained by the following: (i) an increase of $153,293 in net interest income, (ii) a reduction in non-interest expense of $146,386 and
(iii) an increase in provisions for loan losses of $22,610. Year to date earnings total $1,771,026 ($.89 per share), which is an increase of $509,402 over the 1995 amount of $1,261,624 ($.63 per share).

On June 30, 1996 total assets of the Corporation were $271,719,491, which is an increase of $7,851,066 (2.98%) from the $263,868,425 reported for December 31, 1995 and an increase of $26,336,940 (10.73%) from the balance at June 30, 1995 of $245,382,551. Gross loans on June 30, 1996 were $163,738,897, a
$21,034,076 (14.74%) increase from the December 31, 1995 balance of $142,704,821 and an increase of $33,393,016 (25.62%) from the balance on June 30, 1995 of $130,345,882. Loans held for sale, at their fair value, on June 30, 1996, December 31, 1995, and June 30, 1995, were $1,327,150, $592,750, and
$285,300, respectively. The increase in gross loans is attributable to strong commercial and consumer lending along with steady activity in the mortgage lending area. Total deposits were $244,369,330 on June 30, 1996, a $6,743,726 (2.84%) increase from the balance of $237,625,604 on December 31, 1995 and an increase of $23,910,733 (10.85%) from the balance on June 30, 1995 of $220,458,596. The increase in deposits is due to an increase in demand deposits and certificates of deposit as a result of product promotions and increases in rates.

CAPITAL RESOURCES

Capital ratios for the quarters ending June 30, 1996, 1995, and 1994:

                                                                                                  Regulatory
                                                  1996             1995             1994           Minimum*
                                                  ----             ----             ----            -------
Leverage                                          8.88%            8.83%            9.13%            3.00%

Risk-based capital
Tier I                                           14.96%           16.50%           19.39%            4.00%
Total                                            16.21%           18.00%           20.89%            8.00%


*Current levels for a well capitalized institution in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The unrealized loss on Available for Sale securities reflected in the equity section of the balance sheet was excluded as required by regulatory agencies in the computation of these ratios.

RESULTS OF OPERATIONS

NET INTEREST INCOME - Net interest income is the difference between interest earned on assets and interest paid for the funds supporting those assets. As of June 30, 1996, net interest income was $5,390,223, an increase of $305,347 (6.00%) over the same period in 1995. The increase in net interest income is the result of an increase in loan volume over the last year while interest rates charged on loans has remained fairly stable during the same period. Interest costs increased throughout 1995 and 1996 due to an increase in interest bearing deposits and higher rates.

EARNING ASSETS - Earning assets on June 30, 1996 were $256,195,935, an increase of $10,821,374 (4.41%) from the December 31, 1995 balance of $245,374,561. The change is the result of an increase in loans outstanding of $20,893,799 offset by a decrease of $914,911 in federal funds sold and $9,081,962 in investment securities.

The average yield on earning assets for the first six months of 1996 was 8.24%. In 1995, the average yield on earning assets for the same six month period was 8.42%. The yield on loans has decreased to an average of 8.99% from an average of 9.10% in 1995. As mentioned above, loan volume has been the reason for the slight decline in the yield on loans. The yield on investments has decreased to an average of 6.08% from an average of 6.49% in 1995. The yield on investments is down due to the reduction in the average life of the portfolio by purchasing short term U.S. Treasury Notes and reducing the purchases of
mortgage-backed securities.   The average rate on Fed Funds Sold has decreased
to an average of 5.23% from an average of 5.90% in 1995. (All yields are year to date through June of the respective year.)

INVESTMENT SECURITIES - The Corporation's goals with respect to investment portfolio management is to maintain (i) quality of securities, (ii) attractive rates of return on the funds invested and (iii) adequate liquidity to the Corporation. The portfolio consists primarily of U.S. Treasury Notes, Municipal Bonds, and Mortgage-Backed Securities. U.S. Treasury Notes and Municipal Bonds maturities are laddered to provide a constant liquidity source. Mortgage-Backed Securities provide liquidity, monthly cash flow and higher yields. The mix of the investment portfolio continues to change, primarily due to prepayments on mortgage-backed securities. The Corporation has primarily reinvested maturities and pay downs in 1995 into loans, where demand has been increased.

The breakdown of the investment portfolio as of June 30, 1996 is listed below:

                           (In Thousands of Dollars)

                                      Held to Maturity                Available for Sale
                                  -------------------------        -------------------------
                                  Amortized          Fair          Amortized          Fair
                                    Cost             Value           Cost             Value
                                  ---------         -------        ---------          ------
U.S. Treasury Notes                    -0-             -0-          $20,019          $20,010
U.S. Government
         Agency Notes                  -0-             -0-            3,974            3,859
         Mortgage-Backed           $12,145          12,611           24,229           23,727
Obligation State
         & Political                22,551          22,753              -0-              -0-
Domestic Debt                          -0-             -0-            1,385            1,342
Corporate Stock                        -0-             -0-              150              150
                                   -------         -------          -------          -------

Total                              $34,696         $35,364          $49,757          $49,088


Gross unrealized gains and losses on "Held to Maturity" securities were as follows:

                          (In Thousands of Dollars)

                             BOOK           UNREALIZED           UNREALIZED        MARKET
                            VALUE             GAINS                LOSSES          VALUE
                           -----------------------------        ----------------------------
U. S. Government:
Mortgage-Backed Sec.       $12,145            $466                  $-0-            $12,611
Obligation State
& Political                $22,551            $399                  $197            $22,753

Total                      $34,696            $865                  $197            $35,364


Under current regulatory capital rules, the unrealized loss as of June 30, 1996, in the "Available for Sale" securities totaling $567,181, net of tax, is excluded from capital when calculating leverage, primary capital and risk-based capital ratios.

The Corporation had no sales of securities during the second quarter of 1996.

INTEREST-BEARING LIABILITIES - Interest-bearing liabilities on June 30, 1996 were $206,638,318, reflecting an increase of $6,121,098 (3.05%) from the December 31, 1995 balance of $200,517,220 and an increase of $16,448,305 (8.65%) from the June 30, 1995 balance, which totaled $190,190,013. As noted previously, the increase in this category from December 1995 is due to an increase in certificates of deposits over the last year.

INTEREST EXPENSE - Interest Expense as of June 30, 1996 totaled $4,358,259, which represents an increase of $583,323 (15.45%) from the 1995 amount of $3,774,936. The increase is due to greater interest cost for certificates of deposits. The average rates paid year to date for all interest-bearing liabilities were 4.30% through June 1996 as compared to 4.06% for the same period in 1995. All yields are year to date through June of the respective year.

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

Since actual losses may vary from current assessments, any necessary adjustments to the reserve are recorded in the period in which they become known. The loan review function of the Corporation monitors adherence to lending policies and procedures as well as asset quality.

Provision for loan losses for the second quarter of 1996 were $85,400 as compared to $62,790 for the same period the previous year. Provision for loan losses for the first six months of 1996 totaled $85,400 compared to $124,890 for the same period in 1995. The balance in the reserve over the last year reflects levels of charge-offs and management's estimates of collateral values when evaluating exposure in the loan portfolio. The reserve as a percentage of loans and leases was 2.06% at quarter end (June 30, 1996) compared to 2.38% at year end (December 1995). Management projects loan growth to continue throughout the remainder of the year. This growth is a factor in Management's periodic determination of the reserve. Management plans to make adjustments to the reserve based on recoveries received and charge-offs made to ensure that an adequate loan loss reserve is maintained.

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

Charge-offs year to date for 1996 were $185,032 compared to $95,686 in 1995. Recoveries year to date for 1996 were $72,941 compared to $159,354 in 1995. The relatively small levels of charge-offs are attributable to management's continued efforts to identify and work out problem loans.

Year to date Loan Recoveries compared to prior year charge-offs was 25.79% and 91.87% for June 1996 and June 1995, respectively.


OTHER INCOME

For the second quarter of 1996, Other Income was $615,861, an increase of $72,524 (13.35%) over the $543,337 earned for the same period in 1995. The increase is primarily due to increase in fees on other customer services and other income.

OTHER EXPENSES

Total Other Expenses for the second quarter of 1996 was $2,033,405 compared to $2,179,792 for the same period in 1995. This reflects an decrease of $146,386 (6.72%). The decrease is due to a reduction in salary costs and other expenses, such as FDIC assessments.

INCOME TAXES

The effective tax rate as of June 30, 1996 is approximately 27%, which compares to approximately 27% as of June 30, 1995.

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

Nonperforming assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. The following schedule reflects the balance of each category:


                                                (In Thousands of Dollars)
                                         June 30, 1996        December 31, 1995
                                         --------------       -----------------
Non-accrual Loans                            $140                   $160
Troubled Debt Restructuring                   557                    585
Other Real Estate Owned                       -0-                     50
Repossessed Movable Prop                       43                     28

Total                                        $740                   $823


RISK ELEMENT INFORMATION

                                                (In Thousands of Dollars)
                                         June 30, 1996        December 31, 1995
                                         -------------        -----------------
Past due loans 90 days                       $763                   $282
and still accruing

                                                (In Thousands of Dollars)
                                         June 30, 1996          June 30, 1995
                                         -------------         --------------

Amount of income on non-accrual              $ 6                    $ 3
loans that would have been
in income if still accruing

Interest income on restructured              $36                    $39
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

On June 30, 1996, impaired loans totaled $285,212. Of the total impaired loans, $115,577 required a total reserve of $99,702. There was no reserve for impairment on the remaining $169,635 of impaired loans. During the quarter ended June 30, 1996, impaired loans averaged $299,090. Interest income recognized on impaired loans totalled approximately $5,407 for the quarter.

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

The Corporation's liquidity ratio on June 30, 1996 was 34.12% with a dependency ratio of 6.67%; the liquidity ratio on December 31, 1995 was 40.97% with a dependency ratio of .63%. Management believes that liquidity is enhanced by its ability to manage the interest rate sensitivity of assets and liabilities. The dependency ratio has increased from December 1995 due to a decrease in short term federal funds. Management actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model. The off balance sheet commitments, if funded, would have a limited impact on the liquidity of the Corporation, primarily due to the maturity structure of the investment portfolio.

CUMULATIVE MATURITY/RATE SENSITIVITY           (All Dollar Amounts in Thousands)
- --------------------------------------------------------------------------------
EARNING ASSETS

                                        1-30        1-60            1-90           1-365       YEAR & OVER           TOTAL
LOANS*                                23,436      25,537          29,338          58,013           105,510         163,523
SHORT TERM INVESTMENTS                 8,888       8,888           8,888           8,888                 0           8,888
INVESTMENTS***                         2,765       6,004           6,511          17,076            66,708          83,784
                                    --------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                  35,089      40,429          44,737          83,977           172,218         256,195

FUNDING SOURCES

PUBLIC FUNDS DDA                       8,718       8,718           8,718           8,718                 0           8,718
NOW ACCOUNTS**                             0           0               0               0            26,638          26,638
MONEY MARKET (IMFA)                   28,080      28,080          28,080          28,080                 0          28,080
CERT. OF DEPOSIT >100M                 6,121      10,511          13,660          35,725             9,580          45,305
OTHER TIME DEPOSITS                    8,513      13,709          18,506          57,361            21,231          78,592
SAVINGS**                                  0           0               0               0            17,493          17,493
REPURCHASE AGREEMENTS                  1,812       1,812           1,812           1,812                 0           1,812
                                    --------------------------------------------------------------------------------------
TOTAL FUNDING                         53,244      62,830          70,776         131,696            74,942         206,638
                                    --------------------------------------------------------------------------------------
CUMULATIVE MATURITY/                 (18,155)    (22,401)        (26,039)        (47,719)           97,276          49,557
RATE SENSITIVITY (GAP)              --------------------------------------------------------------------------------------


AS A % OF EARNING ASSETS               -7.09%      -8.74%         -10.16%         -18.63%
AS A % OF TOTAL ASSETS                 -6.68%      -8.24%          -9.58%         -17.56%
                                    --------------------------------------------------------------------------------------

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

*** $150,084 - FIRST NATIONAL BANKERS BANK AND FNMA STOCK IS NOT RATE SENSITIVE AND IS NOT INCLUDED IN THE ONE YEAR AND OVER.

     THE AMOUNT OF PAYDOWNS RECEIVED ON A MONTHLY BASIS ON MORTGAGE BACKED SECURITIES IS NOT REFLECTED IN THIS SCHEDULE. PAY DOWNS AVERAGED ABOUT $775,000 A MONTH OVER THE FIRST SIX MONTHS OF 1996, AND WOULD NOT HAVE CREATED A SIGNIFICANT DIFFERENCE IN THE PERCENTAGES ABOVE.

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

PART II   OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS:

(1) On January 6, 1995, Jules A. Schwing ("Schwing"), individually and in his capacity as executor of his parents' estates, filed a Complaint for injunctive relief in the United States District Court for the Western District of Louisiana. (Schwing has since been replaced as executor.) The Complaint sought to enjoin, among other things, the enforcement of various amendments to the Corporation's Bylaws which were adopted by the board of directors at a meeting on January 3, 1995.

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

On June 26, 1996, the Fifth Circuit Court of Appeals issued a judgment affirming the dismissal of Schwing's Complaint by the district court.

(2) On March 13, 1996, The New Iberia Bank (the "Bank"), the sole subsidiary of the Corporation, was sued by Mary Joyce Keel in the 16th Judicial District Court, Iberia Parish, Louisiana (Docket No. 83846-F). The Bank's insurance carrier has been notified of the existence of this suit. The suit alleges violations of the plaintiff's rights under the Americans with Disabilities Act of 1990. Damages sought are actual damages of not less than $50,000.00 plus unspecified punitive damages. Litigation is proceeding at the present time.

(3) The Bank is named as the trustee of The Jules B. Schwing Childrens Trust (the "Trust") in the last will and testament of Jules B. Schwing. Under the will, the main asset of the Trust will be stock of the Corporation, (approximately 31% of the total issued and outstanding common stock of the Corporation), although the Succession has not been closed and the assets thereof have not been dispersed to the heirs and legatees.

On or about April 21, 1996, certain of the children of Jules B. Schwing filed under seal in the Succession a Petition to Annul Probated Testament (the "Petition"), which sought to annul the last will and testament of Jules B. Schwing. The Bank, as trustee of the Trust, was named as a defendant in the Petition. On or about May 1, 1996, the executor of Mr. Schwing's succession, Robert M. Fleming, filed a rule to show cause seeking to lift the seal and require service of citation on the parties named as defendants in the Petition. After a hearing on this motion, the court entered an Order dated May 31, 1996, removing the seal from the record and mandating that service be effected on all heirs and legatees named under the will as well as the executor of the Succession. Subsequently, the Bank was served with a copy of the Petition.

On June 24, 1996, the Bank, in its capacity as trustee of the Trust, filed in the Succession an Exception to Unauthorized Use of Ordinary Proceeding and Motion to Convert Petition to Annul Probated Testament to Summary Proceeding. A hearing on the Bank's motion was held on August 8, 1996, and the Bank's motion was granted at that time. No trial date has yet been set.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On April 15, 1996, the Corporation held its annual meeting of shareholders (the "Meeting"). Shareholders voted on the following proposals at the Meeting. The Corporation received no broker non-votes (shares held in the name of brokers which were present at the Meeting but not voted in connection with one or more matters considered by the shareholders) in connection with the Meeting.

A.       Fix the Number of Directors at Eleven.

The first item considered by the shareholders at the Meeting was a proposal to set the number of directors to be elected at eleven (11). Of the 1,674,184 (83.7% of the 2,000,000 issued and outstanding shares of the Corporation) shares represented in person or by proxy at the Meeting, 1,647,124 shares (98.4%) were voted in favor of fixing the number of directors to be elected at eleven (11), 8,420 shares (0.5%) were voted against fixing the number of directors at eleven (11), and 18,640 shares (1.1%) abstained from voting on this matter. As more than a majority of the voting power present at the Meeting voted in favor of this proposal, it was adopted by the shareholders.

B.       Election of Directors.

At the Meeting, the shareholders voted on the election of directors. The Board of Directors of the Corporation nominated eleven (11) persons to serve as directors of the Corporation. There were no candidates nominated in opposition to the slate of nominees proposed by the Corporation. The Articles of Incorporation of the Corporation authorize cumulative voting in the election of directors. Thus, each shareholder voting for the election of directors was entitled to multiply the number of votes to which he was entitled (on a one-vote-per-share basis) by the number of directors to be elected, and to cast all such votes for one candidate or to distribute them among any two or more candidates. However, cumulative voting was not utilitized by any of the shareholders in connection with the election of directors at the Meeting. Directors were elected by plurality vote. All of the persons nominated by the Corporation were elected to serve on the board of directors by the shareholders.

The chart below indicates the candidates who were elected to serve on the board of directors, the number of votes received by each and the number of votes withheld as to each.

*Name of Candidate:                               Votes Received:                     Votes Withheld:
- -------------------                               ---------------                     ---------------
Ernest Freyou                                      1,618,944                                   55,240
Gerald H. Halphen                                  1,619,344                                   54,840
Frank C. Minvielle                                 1,619,344                                   54,840
James W. Schwing, Sr.                              1,055,079                                  619,105
Jules A. Schwing                                   1,512,875                                  161,309
Jerry E. Shea, Sr.                                 1,618,544                                   55,640
Edward P. Terrell, III                             1,618,544                                   55,640
Eugene A. Patout, Sr.                              1,518,155                                  156,029
Charles C. LeMaire                                 1,517,755                                  156,429
Dr. Edmond A. Lamperez                             1,517,755                                  156,429
James L. Gray                                      1,517,555                                  156,629

*Each person elected served on the Corporation's board of directors immediately prior to April 15, 1996 and was re- elected by the shareholders at the Meeting.

C.       Ratify Appointment of Independent Certified Public Accountants.

The Corporation's shareholders ratified the appointment by the board of directors of Arthur Andersen L.L.P. as Independent Certified Public Accountants. Of the 1,674,184 shares present in person or by proxy at the meeting, 1,671,624 (99.85%) were voted in favor of this proposal, while 2,320 (0.14%) were voted against the proposal and 240 (0.01%) shares abstained from voting on the matter. Because this proposal was approved by more than a majority of the shares present or represented by proxy at the Meeting, it was adopted by the shareholders of the Corporation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K

The Corporation filed a Form 8-K with the Commission on July 22, 1996 to (i) disclose the filing of a Schedule 13D with the Securities and Exchange Commission by The New Iberia Bancorp, Inc. Concerned Shareholders Group (the "Group") in the event that the formation of the Group and/or the filing of the
Schedule 13D constituted a change in control of the Corporation and (ii) report that the Corporation and Whitney Holding Corporation had terminated their negotiations for the acquisition of the Corporation and its wholly-owned subsidiary, The New Iberia Bank, by Whitney Holding Corporation and its wholly-owned subsidiary, Whitney National Bank, because the parties were unable to agree on all of the terms of a definitive agreement and related documents.

EXHIBITS

27       Financial Data Schedule