Form 10-Q
period 1996-09-30
NEW IBERIA BANCORP INC
filed 1996-11-12
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended September 30, 1996.

[   ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act of
      1934

      For the transition period from            to
                                     ----------    -----------

      Commission file number   0- 13307
                              -----------


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

                        2,999,988 shares common stock

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


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

               (a)  Overview
               (b)  Capital Resources
               (c)  Results of Operations
               (d)  Liquidity


PART II  OTHER INFORMATION

     Item 1 -  Legal Proceedings
     Item 2 -  Changes in Securities
     Item 6 -  Exhibits and Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE NEW IBERIA BANCORP, INC.
                                  ----------------------------


DATE:  11/08/96                   BY:  /s/ Ernest Freyou

                                       Ernest Freyou
                                       President and Chief Executive Officer


DATE:   11/08/96                  BY:  /s/ Leonard J. Freyou

                                       Leonard J. Freyou
                                       Senior Vice-President and Cashier

                                   10-Q INDEX

                                     PART I

                             FINANCIAL INFORMATION

Item 1   Financial Statements

                 Financial Highlights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
                 Consolidated Comparative Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4-5
                 Consolidated Comparative Income Statement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6-7
                 Consolidated Statement of Changes in
                 Stockholder's Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
                 Consolidated Statement of Cash Flow  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9-10
                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


Item 2           Management's Discussion & Analysis of Financial
                 Condition and Results of Operations

                 Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
                 Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                 Results of Operations:
                          Net Interest Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                          Earning Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                          Investment Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13-14
                          Interest-Bearing Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
                          Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
                          Reserve and Provision for Possible Loan
                                  Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15-16
                          Other Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                          Other Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                          Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                          Nonperforming Assets and Past Due Loans . . . . . . . . . . . . . . . . . . . . . . . . . 16-17

                 Liquidity and Interest Rate Sensitivity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18-19

                                                         PART II
                                                         -------

                                                    OTHER INFORMATION
                                                    -----------------

Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 2   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 6   Exhibits and Report on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21-34

ITEM 1 (A)                  FINANCIAL HIGHLIGHTS
             (ALL  AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         PERCENT
                                                   1996       1995       CHANGE
                                                   ----       ----       -------

FOR 9  MOS.      Net Income                        $2,675     $1,909        40%

ENDED 9/30/96    Cash dividends declared           $  950     $  450       111%

                 Average Common Shares
                 Outstanding                        3,000      2,992.8
--------------------------------------------------------------------------------

PER SHARE        Net Income                        $  .89     $  .64        39%

FOR  9  MOS.     Cash dividends declared           $  .26     $  .15        73%

ENDED 9/30/96    Shareholder's Equity
                 Book Value                        $ 8.34     $ 7.49        11%
                 Market Value                      $16.87     $11.17        51%

--------------------------------------------------------------------------------

FOR  3  MOS.     Net Income                        $  904     $  647        40%

ENDED 9/30/96    Cash dividends declared           $  470     $  150       213%

                 Average Common Shares
                 Outstanding                        3,000      3,000

--------------------------------------------------------------------------------

PER SHARE        Net Income                        $  .30     $  .22        36%

FOR  3 MOS.      Cash dividends declared           $  .16     $  .05       220%
ENDED 9/30/96
--------------------------------------------------------------------------------



                                                                PERCENT
                                         09/30/96    12/31/95   CHANGE
                                         --------    --------   -------
                 Total Assets            $282,765    $263,868      7%
                 Total Earning Assets    $265,282    $245,374      8%
                 Total Loans Gross       $178,270    $142,705     25%
                 Total Deposits          $254,821    $237,626      7%
                 Total Shareholder's
                         Equity          $ 25,026    $ 23,639      6%
                 Total Trust Assets      $  2,601    $  2,439      7%

REPRESENTATION OF MANAGEMENT:

All adjustments have been made that, in the opinion of Management, are necessary to fairly present the financial results for the interim periods presented.

Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Current and previous quarter and year-to-date per share data has been adjusted for the 3-for-2 stock dividend declared and paid to shareholders on September 24, 1996.

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET

                            ASSETS                                         CURRENT QUARTER                      PREVIOUS YEAR
                                                                            AS OF 9/30/96                      AS OF 12/31/95
                                                                           ---------------                     --------------
CASH AND DUE FROM BANKS                                      $11,814,846                          $13,338,408
FEDERAL FUNDS SOLD                                            $9,607,772                           $9,803,320
                                                             -----------                          -----------
     TOTAL CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD                             $21,422,618                       $23,141,728

INVESTMENT SECURITIES:
1.  HELD TO MATURITY: Fair Value of $34,486,592 at 9/30/96 and
               $37,774,879 at 12/31/95, respectively
(A)  U.S. GOVERNMENT:
        MORTGAGE BACKED SECURITIES                           $11,510,595                          $13,616,067
(B)  OBLIGATIONS OF STATES & POLITICAL
     SUBDIVISIONS                                            $22,018,488                          $22,831,240
                                                             -----------                          -----------

     TOTAL INVESTMENT SECURITIES HELD TO MATURITY                               $33,529,083                       $36,447,307

2.  AVAILABLE FOR SALE, at Fair value
(A)  U.S. TREASURY SECURITIES                                $17,939,674                          $23,992,840
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                          $3,910,360                           $6,551,900
        MORTGAGE BACKED SECURITIES                           $21,187,250                          $23,798,956
(C)  DOMESTIC DEBT SECURITIES                                 $1,353,228                           $1,925,333
(D)  CORPORATE STOCKS IN OTHER BANKS                            $150,084                             $150,084
                                                             -----------                          -----------

     TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE                             $44,540,596                       $56,419,113

TOTAL INVESTMENT SECURITIES                                                     $78,069,679                       $92,866,420

LOANS HELD FOR SALE                                             $807,000                             $592,750

LOANS:  GROSS                                               $177,554,899                         $142,202,415
  LESS:
     (A) UNEARNED INCOME ON LOANS                               ($92,005)                            ($90,344)
     (B) RESERVE FOR POSSIBLE LOAN LOSSES                    ($3,439,254)                         ($3,396,531)
                                                             -----------                          -----------
LOANS: NET                                                                     $174,830,640                      $139,308,290

BANK PREMISES, EQUIPMENT, FURNITURE & FIXTURES                $5,162,621                           $5,395,155
REAL ESTATE OWNED OTHER THAN BANK PREMISES                            $0                              $50,000
INTANGIBLE ASSETS                                               $136,231                             $226,810
OTHER ASSETS                                                  $3,142,970                           $2,880,022
                                                             -----------                          -----------

     TOTAL OTHER ASSETS                                                          $8,441,822                        $8,551,987
                                                                               ------------                      ------------
TOTAL ASSETS                                                                   $282,764,759                      $263,868,425
                                                                               ============                      ============

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET
            (CONTINUED)

                                                                           CURRENT QUARTER                     PREVIOUS YEAR
                            LIABILITIES AND CAPITAL                         AS OF 9/30/96                      AS OF 12/31/95
DEPOSITS IN DOMESTIC OFFICES


(A)  DEMAND                                                  $39,521,918                          $38,858,005
(B)  NOW, SUPER NOW & MONEY MARKET ACCOUNTS                  $68,317,623                          $63,609,993
(C)  SAVINGS & CHRISTMAS CLUB                                $17,199,485                          $17,031,970
(D)  TIME CD'S - $100,000 AND OVER                           $47,553,790                          $45,546,660
(E)  TIME CD'S - OTHER                                       $65,572,268                          $56,428,847
(F)  IRA CD'S                                                $16,655,998                          $16,150,129
                                                             -----------                          -----------
     TOTAL DEPOSITS                                                            $254,821,082                      $237,625,604

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD                                      $1,688,359                        $1,749,621

OTHER LIABILITIES                                                                $1,229,207                          $854,644

     TOTAL LIABILITIES                                                         $257,738,648                      $240,229,869

COMMON STOCK:
(1)  SHARES AUTHORIZED      10,000,000
(2) COMMON STOCK, NO PAR      2,999,988 outstanding          $14,250,750                           $9,500,500
(3)  UNDIVIDED PROFITS                                       $11,150,105                          $14,175,287
(4)  UNREALIZED GAIN(LOSS) ON AFS INVESTMENTS                  ($374,744)                            ($37,231)
                                                             -----------                          -----------
            NET OF INCOME TAX EFFECT
     TOTAL EQUITY CAPITAL                                                       $25,026,111                       $23,638,556
                                                                               ------------                      ------------
TOTAL LIABILITIES AND EQUITY CAPITAL                                           $282,764,759                      $263,868,425
                                                                               ============                      ============

ITEM I - (C) CONSOLIDATED COMPARATIVE STATEMENT OF INCOME

                                                                 QUARTER            QUARTER      YEAR TO DATE    YEAR TO DATE
                                                                  ENDING             ENDING             ENDED           ENDED
                                                                 9/30/96            9/30/95           9/30/96         9/30/95
                                                              ----------         ----------       -----------      ----------
INTEREST INCOME:
 INTEREST & FEES ON LOANS                                     $3,838,669         $3,110,564       $10,581,517      $8,671,282
 U.S. TREASURY NOTES                                            $271,950           $296,153          $941,996      $1,020,265
 U.S. GOVERNMENT:
     AGENCY NOTES                                                $72,615           $155,233          $240,857        $531,650
     MORTGAGE BACKED SECURITIES                                 $607,766           $592,802        $1,853,629      $1,871,179
 OBLIGATIONS OF STATE & POLITICAL SUB.                          $286,105           $293,669          $869,145        $914,482
 DOMESTIC DEBT SECURITIES                                        $21,228            $42,585           $62,555        $156,261
 OTHER INTEREST INCOME                                          $114,947           $152,732          $412,063        $338,431
                                                              -----------------------------       ---------------------------


TOTAL INTEREST INCOME                                         $5,213,280         $4,643,738       $14,961,762     $13,503,550

INTEREST EXPENSE:
  INTEREST ON DEPOSITS                                        $2,314,124         $2,014,083        $6,635,355      $5,739,203
  INTEREST ON SHORT TERM BORROWING                               $19,874            $23,105           $56,902         $72,921
                                                              -----------------------------       ---------------------------

TOTAL INTEREST EXPENSE                                        $2,333,998         $2,037,188        $6,692,257      $5,812,124
                                                              -----------------------------       ---------------------------

NET INTEREST INCOME                                           $2,879,282         $2,606,550        $8,269,505      $7,691,426

PROVISION FOR LOAN LOSSES                                       $146,800           $150,110          $232,200        $275,000
                                                              -----------------------------       ---------------------------

NET INTEREST INCOME AFTER PROVISION                           $2,732,482         $2,456,440        $8,037,305      $7,416,426
FOR LOAN LOSSES

COMMISSION & FEES FROM FIDUCIARY ACTIVITIES                       $2,320             $1,170            $5,110          $4,661


INSURANCE COMMISSIONS, FEES & PREMIUMS                           $46,580            $31,626          $103,323         $74,852
FEES ON OTHER CUSTOMER SERVICES                                 $328,230           $302,924          $966,471        $873,685
INVESTMENT SECURITIES LOSSES                                     $14,733             $1,010           $14,733        ($22,176)
ALL OTHER INCOME                                                $167,065           $205,410          $610,973        $589,902
                                                              -----------------------------       ---------------------------

TOTAL INCOME BEFORE OVERHEAD COST                             $3,291,410         $2,998,580        $9,737,915      $8,937,350

                                                                 QUARTER            QUARTER         YEAR TO DATE    YEAR TO DATE
                                                                  ENDING             ENDING                ENDED           ENDED
                                                                 9/30/96            9/30/95              9/30/96         9/30/95
                                                              ----------         ----------           ----------      ----------
OTHER EXPENSES:
 SALARIES                                                       $951,869         $1,030,852           $2,881,645      $2,928,809
 NET OCCUPANCY EXPENSE OF PREMISES                              $165,221           $141,718             $438,913        $377,795
 FURNITURE & EQUIPMENT                                          $123,302           $115,068             $368,711        $453,912
 OTHER EXPENSES                                                 $766,171           $752,593           $2,329,078      $2,489,656
                                                              -----------------------------           --------------------------

 TOTAL OTHER EXPENSES                                         $2,006,563         $2,040,231           $6,018,347      $6,250,172
                                                              -----------------------------           --------------------------

 NET INCOME BEFORE INCOME TAX                                 $1,284,847           $958,349           $3,719,568      $2,687,178
                                                              -----------------------------           --------------------------

 INCOME TAX EXPENSE                                             $380,804           $310,965           $1,044,499        $778,171
                                                              -----------------------------           --------------------------

NET INCOME                                                      $904,043           $647,384           $2,675,069      $1,909,007
                                                              =============================           ==========================



EARNINGS PER SHARE                                                 $0.30              $0.22                $0.89           $0.64

DIVIDENDS PER SHARES OUTSTANDING*                                  $0.16              $0.05                $0.26           $0.15


* $.05 per share ($150,000) for the quarter ended March 31, 1996 was declared on April 8, 1996 and paid April 30, 1996

     $.05 per share ($150,000) for the quarter ended June 30, 1996 was declared on July 8, 1996 and paid July 31, 1996

     $.07 per share ($200,000) special cash dividend was declared on August 12, 1996 and paid September 3, 1996

     $.09 per share ($270,000) for the quarter ended September 30, 1996 was declared on October 14, 1996 and paid on November 4, 1996

Item 1-(D)  CONSOLIDATED CHANGES IN STOCKHOLDER'S EQUITY

                                                             NINE MONTHS            PREVIOUS YEAR
                                                           ENDED 9/30/96            ENDED 9/30/95
                                                           -------------            -------------

STATEMENT OF CHANGES IN CAPITAL ACCOUNTS

BALANCE AT BEGINNING OF PERIOD                               $23,638,556              $20,026,535

NET INCOME                                                    $2,675,069               $1,909,007
SALE OF TREASURY STOCK                                                $0                  $33,025
NET CHANGE IN UNREALIZED GAIN/LOSS
ON AVAILABLE FOR SALE SECURITIES
(NET OF TAX EFFECT)                                            ($337,514)                $946,891
                                                             -----------              -----------

TOTAL ADDITIONS                                               $2,337,555               $2,888,923

DEDUCTIONS:

CASH DIVIDENDS DECLARED*                                        $950,000                 $449,382

BALANCE AT END OF PERIOD                                     $25,026,111              $22,466,076
                                                             ===========              ===========


* $.15 per share ($450,000) for the quarter ended December 31, 1995 was declared on January 9, 1996 and paid January 31, 1996;

     $.05 per share ($150,000) for the quarter ended March 31, 1996 was declared on April 8, 1996 and paid April 30, 1996

     $.05 per share ($150,000) for the quarter ended June 30, 1996 was declared on July 8, 1996 and paid July 31, 1996

     $.07 per share ($200,000) special cash dividend was declared on August 12, 1996 and paid September 3, 1996

                          THE NEW IBERIA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                     1996                  1995
                                                                ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                    $  2,675,069            $ 1,909,007

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                        395,449                478,310
  DISCOUNT ACCRETION & PREMIUM AMORTIZATION                           83,389                (91,917)
  PROVISION FOR LOAN LOSSES                                          232,200                275,000
  NET GAIN ON SALE OF REAL ESTATE OWNED                                    0                 (5,000)
LOSS ON SALE OR CALL OF INVESTMENT SECURITIES(AFS)                    14,732                 22,176
  INCREASE IN OTHER LIABILITIES                                      374,563                527,640
  DECREASE IN OTHER ASSETS                                          (262,948)             1,127,582
                                                                ------------            -----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,512,454              4,242,798

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF INVESTMENT SECURITIES(AFS)                   1,778,454              4,880,935
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(HTM)          2,866,032             12,202,556
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(AFS)         24,835,523              9,879,108
  PURCHASE OF INVESTMENT SECURITIES(HTM)                                   0             (7,072,000)
  PURCHASE OF INVESTMENT SECURITIES(AFS)                         (15,110,882)            (3,077,656)
  NET (INCREASE) DECREASE IN LOANS                               (35,762,570)           (26,557,015)
  PURCHASE OF BANK PREMISES & EQUIPMENT                              (72,337)              (132,288)
  PROCEEDS FROM SALE OF:
    OTHER REAL ESTATE OWNED                                           50,000                 80,000
   BANK VEHICLES                                                           0                  3,000
                                                                ------------            -----------
  NET CASH PROVIDED BY (USED IN)
  INVESTMENT ACTIVITIES                                         ($21,415,780)           ($9,793,360)

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

                                                                       1996                    1995
                                                                    ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

SALE OF TREASURY STOCK                                                       0                 33,025
  INCREASE IN REPURCHASE AGREEMENTS                                    (61,262)               174,454
  INCREASE IN DEMAND, NOW & SAVINGS DEPOSITS                         5,539,058                765,910
  INCREASE IN CERTIFICATES OF DEPOSITS                              11,656,420              9,991,871
  DIVIDENDS PAID                                                      (950,000)              (449,382)
                                                                    ----------             ----------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               16,184,216             10,515,878

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                (1,719,110)             4,965,316

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    23,141,728             14,043,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          21,422,618             19,009,311

SUPPLEMENTAL DISCLOSURE:

  INTEREST PAID ON BORROWINGS AND DEPOSITS                           6,638,433              5,705,593

  FEDERAL INCOME TAX PAID                                            1,125,000                803,432

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 On August 19, 1996, the Board of Directors of the Corporation adopted The New Iberia Bancorp, Inc Nonstatutory Stock Option Plan which authorizes the Board of Directors to grant nonstatutory stock options to key executive, adminstrative, or other employees of the Corporation or the Bank. The maximum number of shares of common stock of the Corporation that may be optioned or sold and (were granted during the quarter) were 150,000 shares. These options were not included in the earnings per share calculations because their effect was not material.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the third quarter of 1996, The New Iberia Bancorp, Inc. (the "Corporation") recorded net income of $904,043 ($.30 per share). This compares to the same period in 1995 when net income was $647,384 ($.22 per share). The change in net income is explained by the increase in net interest income of $272,732. Year to date earnings total $2,675,069 ($.89 per share), which is an increase of $766,062 over the 1995 amount of $1,909,007 ($.64 per share). Year to date net interest income has increased by $578,077 as compared to the same period last year. Also, other expenses decreased by $231,825 as compared to last year, primarily due to a reduction in FDIC assessment costs. The Corporation was not required to pay the one time SAIF insurance premium that savings institutions were required to pay.

On September 30, 1996, total assets of the Corporation were $282,764,759, which
is an increase of   $18,896,334 (7.17% ) from the $263,868,425 reported for
December 31, 1995 and an increase of $35,597,247 (14.41%) from the balance at September 30, 1995 of $247,167,512. Gross loans on September 30, 1996, were $178,269,894 , an $35,565,073 (24.93%) increase from the December 31, 1995 balance of $142,704,821 and an increase of $38,209,349 (27.28%) from the balance on September 30, 1995, of $140,060,545. Loans held for sale, at their fair value, on September 30, 1996, December 31, 1995, and September 30, 1995, were $807,000, $592,750, and $133,128, respectively. The increase in gross loans from one year ago is attributable to an increase in commercial loans of approximately 20%, consumer lending of approximately 35%, and real estate loans
of approximately 45%.   Total deposits were $254,821,082 on September 30, 1996,
a $17,195,478 (7.24% ) increase from the balance of $237,625,604 on December 31, 1995 and an increase of $33,469,140 (15.12%) from the balance on September 30, 1995 of $221,351,942. The increase in deposits is due to an increase in demand deposits and certificates of deposit as a result of product promotions and increases in rates.

CAPITAL RESOURCES

Capital ratios for the quarters ending September 30, 1996, 1995, and 1994:

                                                             Regulatory
                           1996        1995        1994      Minimum*
                           ----        ----        ----      -----------
Leverage                   8.81%       8.99%       9.52%           5.00%

Risk-based capital
Tier I                    14.27%      15.78%      18.23%           6.00%
Total                     15.54%      17.03%      19.73%          10.00%


*Current levels for a well capitalized institution in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The unrealized loss on Available for Sale securities reflected in the equity section of the balance sheet was excluded as required by regulatory agencies in the computation of these ratios.

RESULTS OF OPERATIONS

NET INTEREST INCOME - Net interest income is the difference between interest earned on assets and interest paid for the funds supporting those assets. As of September 30, 1996, net interest income was $8,269,505, an increase of $578,077 over the same period in 1995. The increase in net interest income is the result of an increase in loan volume over the last year while interest rates charged on loans has remained fairly stable during the same period. Interest costs increased throughout 1995 and 1996 due to an increase in interest bearing deposits and higher rates.

EARNING ASSETS - Earning assets on September 30, 1996 were $265,281,998, an increase of $19,907,437 (8.11%) from the December 31, 1995 balance of $245,374,561. The change is the result of an increase in loans outstanding of $35,599,726 offset by a decrease of $195,548 in federal funds sold and $14,796,741 in investment securities.

The average yield on earning assets for the first nine months of 1996 was 7.85 %. In 1995, the average yield on earning assets for the same nine month period was 7.97%. The yield on loans has decreased to an average of 8.94 % from an average of 9.14% in 1995. As mentioned above, loan volume has been the reason for the slight decline in the yield on loans. The yield on investments has decreased to an average of 6.16 % from an average of 6.50% in 1995. The yield on investments is down due to the reduction in the average life of the portfolio by purchasing short term U.S. Treasury Notes and reducing the
purchases of mortgage-backed securities.   The average rate on Fed Funds Sold
has decreased to an average of 5.22% from an average of 5.84% in 1995. (All yields are year to date through September of the respective year.)

INVESTMENT SECURITIES - The Corporation's goals with respect to investment portfolio management is to maintain (i) quality of securities, (ii) attractive rates of return on the funds invested and (iii) adequate liquidity to the Corporation. The portfolio consists primarily of U.S. Treasury Notes, Municipal Bonds, and Mortgage-Backed Securities. U.S. Treasury Notes and Municipal Bonds maturities are laddered to provide a constant liquidity source. Mortgage-Backed Securities provide liquidity, monthly cash flow and higher yields. The mix of the investment portfolio continues to change, primarily due to prepayments on mortgage-backed securities. The Corporation has primarily reinvested maturities and pay downs in 1996 into loans, where demand has increased.

The breakdown of the investment portfolio as of September 30, 1996 is listed below:

                           (In Thousands of Dollars)

                               Held to Maturity            Available for Sale
                            -----------------------      ----------------------
                            Amortized     Fair           Amortized         Fair
                            Cost          Value          Cost             Value
                            ---------     ---------      --------       -------
U.S. Treasury Notes               -0-           -0-       $17,954       $17,940
U.S. Government
         Agency Notes             -0-           -0-         3,974         3,910
         Mortgage-Backed      $11,511       $12,009        21,460        21,188
Obligation State
         & Political           22,018        22,478           -0-           -0-
Domestic Debt                                                 -0-         1,353

Corporate Stock                   -0-           -0-           150           150
                                  ---           ---           ---           ---

Total                         $33,529       $34,487       $44,923       $44,541


Gross unrealized gains and losses on "Held to Maturity" securities were as follows:
                                    (In Thousands of Dollars)

                         BOOK        UNREALIZED    UNREALIZED     MARKET
                         VALUE         GAINS        LOSSES         VALUE
                         ------------------------------------------------
U. S. Government:
Mortgage-Backed Sec.     $11,511     $   498       $    0        $12,009
Obligation State
& Political              $22,018     $   537       $   77        $22,478

Total                    $33,529     $ 1,035       $   77        $34,487


The Corporation had sales of securities totalling $1,788,454 during the third quarter of 1996. Gross realized gains on sale of these securities were $24,988 while gross realized losses were $10,255, resulting in a net gross realized gain of $14,733 for the quarter.

INTEREST-BEARING LIABILITIES - Interest-bearing liabilities on September 30, 1996, were $216,987,523, reflecting an increase of $16,470,303 (8.22%) from the
December 31, 1995 balance of $200,517,220 and an increase of $27,711,621 (14.64%) from the September 30, 1995 balance, which totaled $189,275,902. As noted previously, the increase in this category from December 1995 is due to an increase in certificates of deposits and demand deposits over the last year.

INTEREST EXPENSE - Interest Expense as of September 30, 1996 totaled $6,692,257, which represents an increase of $880,133 (15.15%) from the 1995 amount of $5,812,124. The increase is due to greater interest cost for certificates of deposits. The average rates paid year to date for all interest-bearing liabilities was 4.33% through September 1996 as compared to 4.12% for the same period in 1995. All yields are year to date through September of the respective year.

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

Provision for loan losses for the third quarter of 1996 were $146,800 as compared to $150,110 , for the same period the previous year. Provision for loan losses for the first nine months of 1996 totaled $232,200 compared to $275,000 for the same period in 1995. The balance in the reserve over the last year reflects levels of charge-offs and management's estimates of collateral values when evaluating exposure in the loan portfolio. The reserve as a percentage of loans and leases was 1.93 % at quarter end (September 30, 1996) compared to 2.38% at year end (December 1995). Management projects loan growth
to continue slowly throughout the remainder of the year.   This growth is a
factor in Management's periodic determination of the reserve. Management plans to make adjustments to the reserve based on recoveries received and charge-offs made to ensure that an adequate loan loss reserve is maintained.

The diversification of the loan portfolio is an important factor in the assessment of loan quality and loss potential. Although the Corporation has extended a significant amount of loans to energy services and agricultural customers due to the prevalence of those industries in the local economy, the Corporation attempts to lend to a variety of industries to minimize its exposure to possible losses occurring from concentration of loans in any single sector. Broadening the Corporation's base of loan activity into the Lafayette, Louisiana market, along with the steadily improving local economy over the last few years, has had a positive effect on the performance of the loan portfolio. During 1993, the U.S. Congress passed the North American Free Trade Agreement (NAFTA). The Corporation believes that the increase in competition from Mexican producers as a result of the passage of NAFTA could have a direct
adverse effect on the agricultural sugar and textile industries.   As such, the
Corporation's operating market may be indirectly affected. Another factor that may affect the quality of the loan portfolio is the opening of gaming establishments in the Corporation's market. Although it is not known exactly what amount of spendable money is now diverted to gaming, management is concerned about the effect that gaming will have on the Corporation's consumer loan portfolio. As of September 30, 1996, consumer loans past due ninety days and still accruing and nonaccrual consumer loans represented a past due percentage of 1.02% of total consumer loans, which management believes is below the national average. Appropriate consideration has been given to these factors in the Corporation's loan loss reserve.

Charge-offs year to date for 1996 were $290,516 compared to $244,085 in 1995. Recoveries year to date for 1996 were $101,039 compared to $179,304 in 1995. The relatively small levels of charge-offs are attributable to management's continued efforts to identify and work out problem loans.

Year to date Loan Recoveries compared to prior year charge-offs was 35.72% and
103.37 % for September 1996 and September 1995, respectively.


OTHER INCOME

For the third quarter of 1996, Other Income was $544,195, an increase of $3,066 (.57%) over the $541,129 earned for the same period in 1995. The increase is primarily due to increase in fees on other customer services and other income.

OTHER EXPENSES

Total Other Expenses for the third quarter of 1996 was $ 2,006,563, compared to $2,040,231 for the same period in 1995. This reflects an decrease of $33,668 (1.65%). The decrease is due to a reduction in salary costs and other expenses, such as FDIC assessments.

INCOME TAXES

The effective tax rate for the nine months ended September 30, 1996 is approximately 28%, which compares to approximately 29% for the nine months ended September 30, 1995.

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

Nonperforming assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. The following schedule reflects the balance of each category:

                                               (In Thousands of Dollars)

                                      September 30, 1996      December 31, 1995
                                      ------------------      -----------------
Non-accrual Loans                         $ 442                     $ 160
Troubled Debt Restructuring                 316                       585
Other Real Estate Owned                       0                        50
Repossessed Movable Prop                     18                        28

Total                                     $ 776                     $ 823

RISK ELEMENT INFORMATION

                                               (In Thousands of Dollars)
                                      September 30, 1996    December 31, 1995
                                      ------------------    -----------------
Past due loans 90 days                    $ 558                  $ 282
and still accruing

                                               (In Thousands of Dollars)
                                      September 30, 1996     September 30, 1995
                                      ------------------     ------------------
Amount of income on non-accrual           $ 14                    $  6
loans that would have been
in income if still accruing

Interest income on restructured           $ 56                    $ 58
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

On September 30, 1996, impaired loans totaled $593,343. Of the total impaired loans, $330,509 required a total reserve of $238,463. There was no reserve for impairment on the remaining $354,880 of impaired loans. During the quarter ended September 30, 1996, impaired loans averaged $454,155. Interest income recognized on impaired loans totalled approximately $20,000 for the quarter.

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

The Corporation's liquidity ratio on September 30, 1996 was 31.45 % with a dependency ratio of 8.08%; the liquidity ratio on December 31, 1995 was 40.97% with a dependency ratio of .63%. The change in the liquidity ratio is the result of an increase in loans during the year and a reduction in the
investment portfolio.   Management believes that the liquidity position of the
Corporation continues to be good and that liquidity is enhanced by its ability to manage the interest rate sensitivity of assets and liabilities. The dependency ratio has increased from December 1995 due to a decrease in short term federal funds and less investment securities maturing within one year. Management actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model. The off balance sheet commitments, if funded, would have a limited impact on the liquidity of the Corporation, primarily due to the maturity structure of the investment portfolio.


CUMULATIVE MATURITY/RATE SENSITIVITY                   (All Dollar Amounts in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
                                        1-30        1-60            1-90              1-365       YEAR & OVER           TOTAL

LOANS*                                29,157      33,761          41,547             75,057           102,547         177,604
SHORT TERM INVESTMENTS                 9,608       9,608           9,608              9,608                 0           9,608
INVESTMENTS***                         1,000       3,279           4,278             18,286            59,784           78,07
                      --------------------------------------------------------------------------------------------------------------

TOTAL EARNING ASSETS                  39,765      46,648          55,433            102,951           162,331         265,282

FUNDING SOURCES

PUBLIC FUNDS DDA                       9,028       9,028           9,028              9,028                 0           9,028
NOW ACCOUNTS**                             0           0               0                  0            28,522          28,522
MONEY MARKET (IMFA)                   30,768      30,768          30,768             30,768                 0          30,768
CERT. OF DEPOSIT >100M                11,211      14,973          18,857             37,112            13,701          50,813
OTHER TIME DEPOSITS                   15,952      20,235          24,108             56,158            22,811          78,969
SAVINGS**                                  0           0               0                  0            17,199          17,199
REPURCHASE AGREEMENTS                  1,688       1,688           1,688              1,688                 0           1,688
                      --------------------------------------------------------------------------------------------------------------

TOTAL FUNDING                         68,647      76,692          84,449            134,754            82,233         216,987
                      --------------------------------------------------------------------------------------------------------------

CUMULATIVE MATURITY/                 (28,882)    (30,044)        (29,016)           (31,803)           80,098          48,295
                      --------------------------------------------------------------------------------------------------------------

RATE SENSITIVITY (GAP)


AS A % OF EARNING ASSETS              -10.89%     -11.33%         -10.94%            -11.99%
AS A % OF TOTAL ASSETS                -10.21%     -10.63%         -10.26%            -11.25%
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

*** $150,084 - FIRST NATIONAL BANKERS BANK AND FNMA STOCK IS NOT RATE SENSITIVE AND IS NOT INCLUDED IN THE ONE YEAR AND OVER.

     THE AMOUNT OF PAYDOWNS RECEIVED ON A MONTHLY BASIS ON MORTGAGE BACKED SECURITIES IS NOT REFLECTED IN THIS SCHEDULE. PAY DOWNS AVERAGED ABOUT $690,000 A MONTH OVER THE FIRST NINE MONTHS OF 1996, AND WOULD NOT HAVE CREATED A SIGNIFICANT DIFFERENCE IN THE PERCENTAGES ABOVE.

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

PART II   OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS:


(1) On March 13, 1996, The New Iberia Bank (the "Bank"), the sole subsidiary of the Corporation, was sued by Mary Joyce Keel in the 16th Judicial District Court, Iberia Parish, Louisiana (Docket No. 83846-F). The Bank's insurance carrier has been notified of the existence of this suit. The suit alleges violations of the plaintiff's rights under the Americans with Disabilities Act of 1990. Damages sought are actual damages of not less than $50,000.00 plus unspecified punitive damages. The Bank removed the litigation to federal court. The trial date has been set for June 16, 1997.

(2) The Bank is named as the trustee of The Jules B. Schwing Childrens Trust (the "Trust") in the last will and testament of Jules B. Schwing. Under the will, the main asset of the Trust will be stock of the Corporation, (approximately 31% of the total issued and outstanding common stock of the Corporation), although the Succession has not been closed and the assets thereof have not been dispersed to the heirs and legatees.

On or about April 21, 1996, certain of the children of Jules B. Schwing (the "Petitioning Heirs") filed in the Succession a Petition to Annul Probated Testament (the "Petition"), which sought to annul the last will and testament of Jules B. Schwing. The Bank, as trustee of the Trust, was named as a defendant in the Petition.

On June 24, 1996, the Bank, in its capacity as trustee of the Trust, filed in the Succession an Exception to Unauthorized Use of Ordinary Proceeding and Motion to Convert Petition to Annul Probated Testament to Summary Proceeding. Prior to the hearing on this matter, in support of the Bank's exceptions and motion, Robert M. Fleming, the court appointed Executor of the Succession, filed a Memorandum in Opposition to Use of Ordinary Proceeding to Annul Testament. This exception was granted on August 8, 1996, and the matter will now proceed to trial as a summary proceeding. A trial date is currently set for January 6, 1997.

On or about October 16, 1997, the Petitioning Heirs filed a Motion to Terminate, In Part, or Modify Trust, or Alternatively, to Appoint a Substitute Trustee, which seeks to terminate or modify the Trust or to appoint a substitute trustee in place of the Bank. A hearing on this motion is also scheduled for January 6, 1997.


ITEM 2   CHANGES IN SECURITIES

On August 12, 1996, the Board of Directors amended the Bylaws of the Corporation increasing the number of directors from eleven to twelve.

                                EXHIBIT INDEX

EXHIBITS

3.2      Amended and Restated Bylaws of The New Iberia Bancorp, Inc. dated
         July 10, 1995, as amended on August 12, 1996 (filed with the Commission on October 21, 1996 as Exhibit 4 to the Corporation's
         Form S-8 Registration Statement and incorporated herein by reference).

10.1 The New Iberia Bancorp Inc. Nonstatutory Stock Option Plan approved by the Board of Directors of the Corporation on August 19, 1996.

10.2 Form of Stock Option Agreement pursuant to The New Iberia Bancorp, Inc. Nonstatutory Stock Option Plan

27       Financial Data Schedule