Form 10-K
period 1996-12-31
NEW IBERIA BANCORP INC
filed 1997-03-21
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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
                                 (318) 365-6761

          Securities registered pursuant to Section 12(b) of the Act:


         Title of Each Class                Name of Exchange on Which Registered
         -------------------                ------------------------------------
         Common Stock, No Par Value         American Stock Exchange, Inc.


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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1997:

         Common Stock, no par value - $35,478,072*

* For the purpose of this computation, shares owned by executive officers, directors, and 5% shareholders of the Registrant, even though all such persons may not be affiliates as defined in SEC Rule 405, have been excluded.

State the aggregate number of shares outstanding of each of the registrant's classes of common stock as of February 26, 1997:

         Common Stock, no par value - 2,999,988

                                   10-K INDEX

                                     PART I

Item 1   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1-4
                          Statistical Information:
                          Average Balance Sheets and Interest Rates . . . . . . . . . . . . . . . . . . . . . . . . . 5-8
                          Loan Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                          Loan Maturity Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10-11
                          Loan Concentration  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
                          Non accrual and Past due Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
                          Summary of Loan Loss Experience . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                          Allowance for Loan Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
                          Investment Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
                          Deposits & Return on Equity Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 2   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17-18
Item 3   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 4   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                                         PART II

Item 5   Market for the Registrant's Common Equity and Related
         Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20-21
Item 6   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . 23-33
Item 8   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34-55
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . .  56

                                                         PART III

Item 10  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . 56-62
Item 11  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 63-66
Item 12  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . 67-69
Item 13  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70

                                                         PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 71-72

Signatures of Directors and Executive Officers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  73

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

There is no one depositor on whom the Bank depends or who accounts for a substantial portion of the Bank's business. The Bank is a depository for some local governments, the majority of which are located in Iberia Parish, as well as other governmental agencies. The Bank has agreements with many of these public bodies, which gives the Bank reasonable assurance that a large portion of the funds on deposit will not fluctuate substantially over the term of the agreements. The Bank maintains adequate liquid assets to provide for changes which may occur in the balance of public funds from time to time. The time deposit balances of all public funds were $14,686,068 and demand deposits were $12,666,941 as of December 31, 1996. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

As of December 31, 1996, the Bank had a total of 9,117 accounts representing non-interest bearing demand deposits of $46,108,749; 5,410 accounts representing money market accounts, now accounts and 50+ accounts with a total balance of $65,561,710; 7,861 savings and Christmas club accounts with a total balance of $17,096,326; and 6,089 time deposit accounts with a total balance of $113,025,401.

There has been no significant change in the kinds of services offered by the Bank during the last three fiscal years except for the addition of a third party investment security firm that sells annuities and mutual funds. The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions.

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

On February 13, 1997, the Corporation entered into an Agreement and Plan of Merger with Regions Financial Corporation ("Regions"), pursuant to which the Corporation would be merged into Regions, subject to approval of the Corporation's shareholders, regulatory approval and other conditions. Under the terms of the Agreement, Regions would exchange 0.36 of a share of its common stock for each share of the Corporation's common stock in the merger, subject to possible adjustment.

Competition

The Bank competes principally in the Iberia Parish area with other banks and savings and loans for deposits, loans, safe deposit boxes, retirement accounts, and other banking services. The total Iberia Parish trade area has a population of approximately 70,000, with the city of New Iberia's population being approximately 35,000. There are ten financial institutions in the Iberia Parish trade area. The Bank has approximately 32% of the market in this trade area for total deposits of $269 million. The Bank moved into the Lafayette market in March of 1992. Lafayette Parish has a population of 190,000 and the City of Lafayette has a population of approximately 95,000. In July 1994, the Bank opened a branch in Vermilion Parish, in the Town of Abbeville. Vermilion Parish has a population of 50,000 and the Town of Abbeville has a population of approximately 12,000. The Bank competes in Lafayette and Vermilion Parishes the same as it does in Iberia Parish, acquiring small consumer and commercial business accounts. Presently, the deposit base in Lafayette and Vermilion Parishes are less than one percent of the respective markets.

Employees

The Corporation currently has no employees. The Bank has approximately 143 full time equivalent employees, and no employees are employed in a casual capacity. Management considers its relationship with the employees to be good.

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

Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a holding company to terminate any activity or divest itself of any non-banking subsidiary if in its judgment the activity or subsidiaries would be unsound.

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

With regard to additional regulatory requirements, in particular dealing with capital adequacy and proposed interest rate risk considerations in capital adequacy measures, it may generally be assumed that the proposed changes will not have a significant effect on the Bank's overall capital position. The Bank currently exceeds the minimum requirements for a well capitalized institution and it is believed that the Bank will not fall below this level even with the implementation of the revised interagency Uniform Financial Institutions Rating System referred to as the CAMELS rating system which covers areas of Capital adequacy, Asset quality, Management administration, Earnings, Liquidity, and Sensitivity to market risk.

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

In August, 1996 a three-for-two stock split was effected in the form of a 50% stock dividend. A forty-for-one stock split was effected in April, 1995 and the par value of common stock was changed from $10 per share to no par value. For all periods, the share and per share data throughout this document have been adjusted to give effect to the stock splits.

Distribution of Assets, Liabilities, and Stockholder's Equity; Average Balances and Interest Rates

                                         December 31, 1996              December 31, 1995             December 31, 1994

                                        Average              Yield/    Average              Yield/   Average              Yield/
                                        Balance   Interest    Rate     Balance  Interest     Rate    Balance    Interest   Rate
                                        =========================================================================================
                                                                        (In Thousands of Dollars)
Assets

Interest Earning Assets:

Net Loans (1) (2) (3)                  160,096    14,576      9.10%   127,116    11,927      9.38%    97,501     9,029      9.26%
U.S. Treasury Notes                     20,730     1,224      5.90%    20,736     1,296      6.25%    25,362     1,473      5.81%
U.S. Government:

       Agency Notes                      4,132       314      7.60%     9,189       696      7.57%     5,039       337      6.69%
       Mortgage Backed Securities       37,273     2,523      6.77%    37,156     2,655      7.15%    52,090     3,219      6.18%
Tax Exempt Investment Securities (1)    22,356     1,759      7.87%    23,125     1,818      7.86%    22,202     1,768      7.96%
Federal Funds Sold                      11,771       614      5.22%    10,077       578      5.74%     5,624       232      4.13%
                                        -----------------------------------------------------------------------------------------

Total Earning Assets (1)               256,358    21,010      8.20%   227,399    18,970      8.34%   207,818    16,058      7.73%

Cash on Hand & Due from Banks           10,625                          9,636                          9,090
Premises & Equipment-Net                 5,242                          5,509                          4,877
Other Assets                             3,235                          3,971                          3,315


                                       -------                        -------                        -------
Total Non Interest Bearing Assets       19,102                         19,116                         17,282
                                       -------                        -------                        -------

                                       =======                        =======                        =======
Total Assets                           275,460                        246,515                        225,100
                                       =======                        =======                        =======


(1)  Tax Equivalent Basis Calculated at 34%
(2) Non accrual loans are included in the daily average loan amounts outstanding.
(3) Interest on loans includes loan fee income. Loan fee income for each period presented does not have a material impact on yield.

Distribution of Assets, Liabilities, and Stockholder's Equity; Average Balances and Interest Rates

                                         December 31, 1996              December 31, 1995              December 31, 1994

                                         Average                Yield/  Average                Yield/  Average               Yield/
                                         Balance    Interest    Rate    Balance    Interest    Rate    Balance   Interest     Rate
                                         ==========================================================================================
                                                                         (In Thousands of Dollars)
Liabilities and Stockholder's Equity

Interest Bearing Liabilities:
Demand Deposits                           67,187     1,980      2.95%    62,119     1,787      2.88%    59,775     1,452      2.43%
Savings Deposits                          17,141       388      2.26%    17,872       429      2.40%    18,180       407      2.24%
Time Deposits                            123,913     6,689      5.40%   108,888     5,668      5.21%    92,047     3,609      3.92%
Federal Funds Purchased/
Repurchase Agreements                      2,065        91      4.41%     1,994        99      4.96%     2,259        79      3.50%
                                         ------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities       210,306     9,148      4.35%   190,873     7,983      4.18%   172,261     5,547      3.22%

Non Interest Bearing Liabilities:

Demand Deposits                           39,416                         32,590                         31,717
Other Liabilities                          1,171                          1,222                          1,014
                                         -------                        -------                        -------

Total Non Interest Bearing Liabilities    40,587                         33,812                         32,731

Stockholder's Equity                      24,567                         21,830                         20,108
                                         -------                        -------                        -------

Total Liabilities and Stockholder's
  Equity                                 275,460                        246,515                        225,100
                                         =======                        =======                        =======


Net Interest Earnings (1)                           11,862                         10,987                         10,511

Net Yield on Earning Assets                                     4.63%                          4.83%                          5.06%

Interest Differential

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              1996 COMPARED TO 1995             1995 Compared to 1994

Increase(Decrease) due to:               VOLUME        RATE     NET VOLUME    VOLUME       RATE    NET VOLUME
                                                                RATE CHANGE                        RATE CHANGE
Interest earned on:

Loans                                     2,989        (340)      2,649       2,776         122       2,898
U.S. Treasury Notes                           0         (72)        (72)       (304)        127        (177)
U.S. Government:
          Agency Notes                     (385)          3        (382)        309          50         359
          Mortgage Backed Securities          8        (140)       (132)     (1,243)        679        (564)
Tax Exempt Investment Securities            (61)          2         (59)         72         (22)         50
Federal Funds Sold                           78         (42)         36         232         114         346
                                       --------------------------------------------------------------------

Total Interest on Earning Assets          2,629        (589)      2,040       1,842       1,070       2,912


Interest paid on:

Demand Deposits                             149          44         193          59         276         335
Savings Deposits                            (17)        (24)        (41)         (7)         29          22
Time Deposits                               808         213       1,021         738       1,321       2,059
Repurchase Agreements                         4         (12)         (8)         (8)         28          20
                                       --------------------------------------------------------------------

Total Interest Bearing Liabilities          944         221       1,165         782       1,654       2,436




Note: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                 Loan Portfolio

The following table shows the Corporation's loan distribution at the end of the last five years.


                                                                           December 31,

                               1996               1995                1994                   1993                1992

                                                                              (In Thousands of Dollars)

                                      % of Loans          % of Loans          % of Loans           % of Loans           % of Loans
                                       in each             in each              in each              in each              in each
                              Amount category to  Amount category to  Amount  category to   Amount  category to  Amount category to
                                     Total Loans         Total Loans          Total Loans           Total Loans         Total Loans
Commercial, Financial,        41,751   23.03%     32,262    22.61%    27,280     24.06%     20,469     22.00%    31,143    37.96%
  and Agricultural
Real Estate - Construction     2,065    1.14%      1,642     1.15%       279      0.25%      4,282      4.60%     1,836     2.24%
Real Estate - Mortgage        79,570   43.89%     62,399    43.73%    52,362     46.19%     46,226     49.68%    30,218    36.83%
Installment, Credit Cards,    57,906   31.94%     46,402    32.52%    33,449     29.50%     22,073     23.72%    18,843    22.97%
  and Other
---------------------------------------------------------------------------------------------------------------------------------
                             181,292  100.00%    142,705   100.00%   113,370    100.00%     93,050    100.00%    82,040   100.00%

                             LOAN MATURITY SCHEDULE

                                                                After One
                                                Within          But Within          After
                                               One Year         Five Years        Five Years         Total
                                                         (In Thousand of Dollars)
Fixed Rate Installment,
Credit Cards & Others                        $2,799           $54,374(2)           $734            $57,907
Variable Rate Installment,

Credit Cards & Others                           -0-               -0-               -0-                -0-

Fixed Rate Commercial,
Financial & Agriculture                      13,300            12,029               -0-             25,329

Variable Rate Commercial,
Financial & Agricultural                      5,229            11,191               -0-             16,420

Fixed Rate Real Estate-
Construction                                  2,065               -0-               -0-              2,065

Variable Rate Real Estate-
Construction                                    -0-               -0-               -0-                -0-

Fixed Rate Real Estate-
Mortgage                                     11,537            40,713               371             52,621

Variable Rate Real Estate-
Mortgage                                        -0-             7,245            19,705             26,950

     TOTALS                                 $34,930          $125,552           $20,810           $181,292

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

Note: The Corporation has no foreign loans. Loans to directors, executive officers and principal shareholders aggregated $2,194,394 for 1996 and $2,406,470 for 1995.

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


Loan Concentration

The Bank grants commercial, real estate and consumer loans to customers located primarily in Iberia, Lafayette, and Vermilion Parishes. The Bank's portfolio consists of business loans extending across many industry types, as well as loans to individuals. The Bank's primary service area has some dependency on energy and energy related industries.

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

                         Nonaccrual and Past Due Loans

The following table summarizes the Corporation's nonaccrual and past due loans:

                                                         December 31

                                              1996    1995    1994    1993    1992
                                                      (In Thousands of Dollars)

Nonaccrual Loans                               435     160      97     208     661

Restructured Loans                             311     585     605     386     458

Accruing Loans contractually past              784     282     168     419      95
due 90 days or more as to principal
or interest payments



For nonaccrual loans, no interest income was recognized for the years ended December 31, 1996, 1995, and 1994.

Had interest income been recognized on nonaccrual loans based on the contractual terms throughout the year, the amount for each year ended December 31, 1996 through 1992 would have been approximately $16,000, $13,000, $6,000,
$19,000 and $63,000, respectively.

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

                        Summary of Loan Loss Experience

This table summarizes the Corporation's loan loss experience for each of the last five years ended December 31:

                                                                         December 31

                                                     1996        1995        1994        1993        1992
                                                                   (In Thousands of Dollars)
Balance of Allowance for Loan Losses at
beginning of period                                 3,397       3,114       2,826       2,297       1,875

Loans Charged Off:
           Commercial, Financial, Agricultural          3           1          27          14           8
           Real Estate                                 50           4           0           0          91
           Installment and Credit Cards               456         278         146          88         121
                                                    -----------------------------------------------------

                 Total                                509         283         173         102         220

Recoveries of Loans previously charged off
           Commercial, Financial, Agricultural         89         170         330         230         300
           Real Estate                                  1           3           7         258          34
           Installment and Credit Cards                33          37          21          39          58
                                                    -----------------------------------------------------

                 Total                                123         210         358         527         392

Net loans charged off                                 386          73        (185)       (425)       (172)
Additions to allowance charged to expense (1)         536         355         103         104         250

Balance of Allowance for Loan Losses at             3,547       3,396       3,114       2,826       2,297
end of period

Ratio of Net Charge 0ffs during period to            0.22%       0.07%      -0.19%      -0.50%      -0.22%
average loans outstanding


(1) The amount charged to expense and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, ongoing loan review program, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of future potential losses. The allowance for loan losses reflects an amount which in management's judgment, is adequate to absorb potential loan losses.

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operation for a discussion on the impact of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on the Corporation.

The following table shows an allocation of the allowance for loan losses for each of the last five years indicated:

                           (in Thousands of Dollars)

                                                                       December 31,

                                               1996                1995              1994               1993              1992

                                     Amount % of Loans  Amount  % of Loans Amount % of Loans  Amount % of Loans  Amount % of Loans
                                                to                  to                  to                to                to
                                            Total Loans        Total Loans         Total Loans       Total Loans       Total Loans
Balance at end of each period
applicable to:


Commercial, Financial, Agricultural   1,032    23.03%    1,396    22.61%    1,183    24.06%      770    22.00%      851       37.96%
Real Estate Construction                  0     1.14%       34     1.15%        0     0.25%        0     4.60%        0        2.24%
Real Estate Mortgage                    806    43.89%      874    43.73%    1,111    46.19%    1,866    49.68%    1,334       36.83%
Installment and Credit Cards          1,709    31.94%    1,092    32.52%      820    29.50%      190    23.72%      112       22.97%
-----------------------------------------------------------------------------------------------------------------------------------

            Total                     3,547   100.00%    3,396   100.00%    3,114   100.00%    2,826   100.00%    2,297      100.00%

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                                   December 31
                                               1996             1996            1995              1995
                                                            (In Thousands of Dollars)

                                                HTM              AFS              HTM              AFS
U.S. Treasury Notes                             -0-          $22,979              -0-          $23,993
U.S. Government:
  Agency Notes                                  -0-          $ 3,984              -0-          $ 6,552
 Mortgage Backed Securities                 $10,909          $22,547          $13,616          $25,874

State and Political Subdivision             $22,020              -0-          $22,831              -0-

      Totals                                $32,929          $49,510          $36,447          $56,419

The following table sets forth the maturities of investment securities at December 31, 1996 and the weighted average yields of such securities.

                                                           Maturing

                                                          After One         After Five
                                  Within                But Within          But Within              After
                                One Year                 Five Years         Ten Years              Ten Years

                                  Amount   Yield        Amount    Yield        Amount   Yield        Amount     Yield
                                                         (In Thousands of Dollars)
Held to Maturity:

U.S. Government:
  Mortgage Backed Securities        0       .00%         82       9.48%        108      8.59%     10,719       8.75%
State and Political Subdivision   395      5.71%      5,597       5.27%     14,568      5.34%      1,460       5.66%

            Totals                395      5.71%      5,679       5.33%     14,676      5.36%     12,179       8.38%


Available for Sale:

U.S. Treasury                  21,956      5.43%      1,023       5.55%          0       .00%          0       0.00%
U.S. Government:
  Agency Notes                      0       .00%       0.00        .00%      3,984      7.35%          0       0.00
  Mortgage Backed
  Securities                      865      6.66%     11,098       6.37%      8,843      7.12%      1,741       9.15%

           Totals              22,821      5.48%     12,121       6.31%     12,827      7.19%      1,741       9.15%

At December 31, 1996, no securities exceeded, in aggregate by issuer, 10% of Shareholders Equity. This does not include issues secured by the Federal Government. The yield on tax exempt securities is not on a tax equivalent basis for this schedule. Mortgage backed securities are distributed in this schedule based on contractual payment dates in this table.

Deposits

The amount of average deposits and average rates paid on such deposits is summarized for the periods indicated in the following table:

                                                         Year Ended December 31,
                                      1996                             1995                           1994
                              Avg.              Avg.            Avg.            Avg.           Avg.            Avg.
                             Amount             Rate           Amount           Rate          Amount           Rate
                                                (In Thousands of Dollars)
Non-Interest Bearing
   Demand Deposits          $39,416             none         $ 32,590           none         $ 31,717            none
Interest Bearing
   Demand Deposits           67,187            2.95%           62,119          2.88%           59,775           2.43%
Savings Deposits             17,141            2.26%           17,872          2.40%           18,180           2.24%
Time Deposits               123,913            5.40%          108,888          5.21%           92,047           3.92%

     TOTAL                 $208,241                          $221,469                       $ 201,719


Time Certificates of Deposit of $100,000 or more, outstanding at December 31, 1996, 1995, and 1994 are summarized as follows:

                                                            Time Certificates
                                                               of Deposit
                                                        (In Thousands of Dollars)

                                                 1996                     1995                      1994
3 Months or Less                               $  10,308                $   12,189                $   10,834
Over 3 through 6 Months                            9,909                    11,334                    11,651
Over 6 through 12 Months                          14,565                    12,914                    10,335
Over 12 Months                                    12,604                     9,110                     7,365
                                               ---------                ----------                ----------
     TOTAL                                     $  47,386                $   45,547                $   40,185

RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

                                                             Year Ended December 31,
                                                   1996               1995                 1994
Return on Average Assets                           1.28%               1.17%                1.21%
Return on Average Equity                          14.33%              13.19%               13.58%
Dividend Payout Ratio                             34.65%              15.60%               21.88%
Dividend Declared Ratio(1)                        34.94%              31.25%               21.88%
Equity to Assets Ratio(2)                          8.60%               8.89%                8.96%

(1) During 1995, the Corporation changed the timing of dividend declaration from declaring during the quarter to declaring in arrears (i.e. the following quarter). This ratio reflects the dividend payment ratio including the dividend declared in arrears for the applicable period.

(2) The ratio for 1996 excludes the effects of FASB 115 on capital. The regulating bodies for the Bank do not include the net unrealized gain/loss on available for sale securities in the calculation of this ratio.

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

(2)  ATM Banking only.

Item 3 - Legal Proceedings


(1) On March 13, 1996, The New Iberia Bank (the "Bank"), the sole subsidiary of the Corporation, was sued by Mary Joyce Keel in the 16th Judicial District Court, Iberia Parish, Louisiana (Docket No. 83846-F). The Bank's insurance carrier has been notified of the existence of this suit. The suit alleges violations of the plaintiff's rights under the Americans with Disabilities Act of 1990. Damages sought are actual damages of not less than $50,000.00 plus unspecified punitive damages. The Bank removed the litigation to federal court and a trial date was set for June 16, 1997. The suit was then dismissed by the court on November 12, 1996 without prejudice upon motion of the plantiff.

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

On or about April 21, 1996, in the 16th Judicial District Court, Iberia Parish, Louisiana (Docket No. 13847) certain of the children of Jules B. Schwing, namely, Jules A. Schwing, Marie Louise Schwing, Edmond L. Schwing, John E. Schwing, III, and Charles E. Schwing (the "Petitioning Heirs"), filed in the Succession a Petition to Annul Probated Testament (the "Petition"), which sought to annul the last will and testament of Jules B. Schwing. The Bank, as trustee of the Trust, was named as a defendant in the Petition.

On June 24, 1996, the Bank, in its capacity as trustee of the Trust, filed in the Succession an Exception to Unauthorized Use of Ordinary Proceeding and Motion to Convert Petition to Annul Probated Testament to Summary Proceeding. Prior to the hearing on this matter, in support of the Bank's exceptions and motion, Robert M. Fleming, the court appointed Executor of the Succession, filed a Memorandum in Opposition to Use of Ordinary Proceeding to Annul Testament. This exception was granted on August 8, 1996, and the matter will now proceed to trial as a summary proceeding. A trial date is currently set for March 31, 1997.

On or about October 16, 1996, the Petitioning Heirs filed a Motion to Terminate, In Part, or Modify Trust, or Alternatively, to Appoint a Substitute Trustee, which seeks to terminate or modify the Trust or to appoint a substitute trustee in place of the Bank. Motions for Partial Summary Judgment on these motions were heard on February 21, 1997.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security-holders of the Corporation during the fourth quarter of 1996.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

The Corporation's stock is listed on the American Stock Exchange, Inc. Listed below are the high and low sales prices during each quarter since August 31, 1995, the day which the stock became listed on the American Stock Exchange.

                          The New Iberia Bancorp, Inc.
                                  Stock Prices

                                    1996                                 1995

                              High              Low              High               Low
First Quarter                $17.92           $15.25                 *                 *
Second Quarter                17.17            16.75                 *                 *
Third Quarter                 16.92            13.00            $12.92            $ 9.33
Fourth Quarter                18.88            17.00             15.83             11.17

(Note: All stock prices shown above prior to September 24, 1996 have been adjusted for the 3 for 2 stock split effected as a 50% stock dividend which was paid on that date to shareholders of record on September 10, 1996.)

The Corporation had 498 shareholders of record as of the year ending December 31, 1996.

Given the Corporation's and the Bank's financial condition and state and federal laws concerning dividends, dividends declared through December 31, 1996 did not exceed legal limitations for the Corporation or the Bank. There are no additional regulatory dividend restrictions imposed on the Corporation or the Bank. During 1997, the amount of undivided profits of the Bank, which could be paid to the Corporation without prior regulatory approval, is approximately $4,600,000 plus an amount equal to the 1997 earnings of the Bank.

                           Dividend Information(1)(3)

                                  1996              1995
First Quarter                    $.05               $.05
Second Quarter                    .05                .05
Third Quarter(2)                  .16                .05
Fourth Quarter                    .15                .15

(1) All amounts in this schedule were adjusted to reflect a 3 for 2 stock split effected as a 50% stock dividend declared by the Board of Directors on August 12, 1996 and paid on September 24, 1996 to shareholders of record on September 10, 1996.
(2) A special dividend of $0.07 per share was declared August 12, 1996, to holders of record August 22, 1996.
(3) The dividend amounts reflected above are attributable to dividends declared by the Board of Directors for the applicable periods.

Item 6 - Selected Financial Data

                                                          Year Ended December 31,


                                             1996           1995           1994           1993         1992
                                                 (In Thousand of Dollars, except per share data)

Interest Income                             $20,403        $18,364        $15,314        $15,300      $15,575
Interest Expense                              9,148          7,983          5,546          5,578        7,070

Net Interest Income                          11,255         10,381          9,769          9,722        8,505
   before Provisions
Provision for Loan Loss                         536            355            103            104          250
Net Interest Income                          10,719         10,026          9,665          9,618        8,255
   after Provisions
Non Interest Income                           2,268          2,039          1,980          1,531        1,463
Non Interest Expense                          8,164          8,269          7,864          6,933        5,919
Income before Income
   Taxes                                      4,823          3,796          3,781          4,216        3,799
Income Tax Expense                            1,302            916          1,050          1,195        1,152
Net Income                                   $3,521         $2,880        $ 2,731        $ 3,021      $ 2,647


Balance Sheet Totals:

Total Equity                                $25,833       $ 23,639        $20,027       $ 19,077     $ 16,489
Total Assets                                299,423        263,868        233,268        224,878      228,606
Net Loans                                   177,746        139,308        110,256         87,873       79,743


Selected average balances:

Average equity                             $ 24,567       $ 21,830       $ 20,108       $ 17,982     $ 15,393

Average assets                              275,460        246,515        225,100        224,101      205,064

Per Share Data:

Net Income*                                $   1.16         $  .96         $  .91        $  1.01       $  .61
Annual Cash Dividend                            .41 (1)        .30            .20            .15          .12

Selected ratios:

Return on Average Assets                       1.28%          1.17%          1.21%          1.35%        1.29%
Return on Average Equity                      14.33%         13.19%         13.58%         16.80%       17.20%

*Converted to reflect 3 for 2 stock split effected as a 50% stock dividend declared by the Board of Directors on August 12, 1996 and paid on September 24, 1996 to shareholders of record on September 10, 1996.
(1) Includes fourth quarter cash dividend of .15 per share declared by Board of Directors on January 13, 1997 for stockholders of record on January 27, 1997, with payment on February 6, 1997.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In 1996, the Corporation experienced a successful year in which earnings, dividends paid, total assets, total loans, and total deposits all increased
over the comparable levels in 1995.   In 1996, the Corporation generated net
income of $3,520,723 or $1.16 per share, compared to $2,880,435 or $.96 per share in 1995, and net income of $2,730,717 or $.91 per share for 1994. The increase in net income in 1996 over 1995 is mainly the result of an increase in net interest income ($873,446), offset by an increase in the provision for loan loss of $181,200. The increase in income in 1995 over 1994 is primarily the result of an increase in net interest income ($612,915) offset by higher salary and benefit cost ($260,698), additional loan loss provisions ($251,475), and a $522,556 increase in professional fees incurred due to litigation during
that year.  (See "Legal Proceedings" for an update on current litigation.)    A
more detailed analysis of these differences will be discussed later in various sections of Management's comments on the performance of the Corporation for the year. The Corporation attained a return on stockholder's equity in 1996 of 14.33% versus 13.19% in 1995 and 13.58% in 1994.

During 1996, the Corporation increased the annual dividend per share to $.41. This annual dividend per share amount for 1996, which includes a $.15 per share declared in January 1997, which the board attributed to fourth quarter 1996 performance, represents an increase of approximately 37% over the $.30 per share dividend declared and paid for 1995. The strength in earnings in 1996 by the Corporation enabled the Corporation to increase its dividend stream to its
stockholders.   The Corporation believes its capital is at sufficient levels to sustain future budgeted growth and protect against unexpected downturns in the local economy.

At December 31, 1996 total assets were $299.4 million, an increase of $35.6 million or 13.50% from the $263.8 million reported for December 31, 1995. In comparison, total assets increased by $30.5 million or 13.07% in 1995 from the
233.3 million for December 31, 1994. The changes in assets in 1996 are the result of continued loan growth in a growing local economy. The changes in assets in 1995 were due to a good local economy, introduction of new or redeveloped products for loans and deposits, and the addition of a new location in the Lafayette market in 1995. Gross loans at December 31, 1996 were $181.3 million, compared to $142.7 million, a $38.6 million or 27.04% increase from the same date in 1995. Loan growth for 1996 can be broken down as follows: real estate- $17.5 million; commercial loans- $9 million; and consumer loans- $12.1 million. The increase in loans for 1996 is due to the continued consumer loan demand, a good commercial loan market (particularly commercial real estate), and the constant level of interest rates throughout 1996. At December 31, 1996, total deposits were $269.1 million, a $31.5 million, or 13.26% increase from the amount reported at December 31, 1995. Total deposits of $237.6 million at December 31, 1995 were $27 million, or 12.82% more than the amount reported at December 31, 1994 of $210.6 million. The increase in total deposits in 1996 was a result of an increase in certificates of deposits and demand deposits in anticipation of the loan growth in 1996, a similar comparison to the growth in 1995 where the increase was in certificates of deposit.

On February 13, 1997, the Corporation entered into an Agreement and Plan of Merger with Regions Financial Corporation, a bank holding company based in Birmingham, Alabama, for consideration consisting of 0.36 of a share of Regions' common stock for each share of the Corporation's stock outstanding at the consummation of the merger (or, as to Corporation stock options not exercised at the time of the merger, the conversion of such stock options into Regions' stock options based upon the same exchange rate), subject to possible adjustment. The closing of any such transaction will also be subject to customary conditions, including regulatory approval and approval by the shareholders of the Corporation. The merger is intended to be accounted for as a pooling-of-interests. It is anticipated that, if all conditions are met, the merger will take place in the second or third quarter of 1997. The merger, if approved, would result in the Corporation being merged into Regions Financial Corporation and the shareholders of the Corporation becoming shareholders of Regions Financial Corporation. Therefore, if the merger takes place, the Corporation would cease doing business as an independent entity.

NET INTEREST INCOME

Net interest income is the difference between interest earned on assets and interest paid on deposits and other funds supporting those assets. Net interest income for the year 1996 was $11,255,056, an $873,446 or 8.41% increase over the reported balance in 1995 of $10,381,610. In 1995, net interest income increased by $612,915 or 6.27%, over the 1994 amount of $9,768,695. The increase in net interest income in 1996 was mainly due to a significant increase in interest and fees on loans of $2,648,770, offset by an increase in interest expense of $1,165,337 and a reduction in investment interest income of $609,987. The increase in net interest income in 1995 was due to the significant increase in loan activity during the year offset in part
by an increase in interest expense paid on deposits.   The impact on interest
earned over the reporting period comes from (1) the mix of loan products generated, (2) a strong investment portfolio yield that also provided liquidity to fund loans, and (3) the customers' investment in various types of interest-bearing products, from checking accounts to certificates of deposit.

EARNING ASSETS

Earning assets averaged $256.4 million for 1996, an increase of $29 million or 12.75%, compared to the 1995 average of $227.4 million. The 1995 average represented an increase of $19.6 million or 9.43% over the 1994 average of $207.8 million.

For 1996, loans averaged $160 million, a $32.9 million, or 25.89% increase from the average balance reported in 1995. The average loan balance in 1995 was $127.1 million, an increase of $29.6 million, or 30.36%, compared to the average balance in 1994 of $97.5 million. As noted previously, the increase in loans over the past two years is the result of an increase in all areas of loan activity. Commercial loan activity significantly increased during 1996 as the local economy remained strong, particularly with agricultural loans made on a seasonal basis. The overall yield on loans remained relatively level with an average rate of 9.26% in 1994, 9.38% in 1995, and 9.10% in 1996.

The Corporation established a mortgage loan origination department in 1993. The Corporation recognized net gains (losses) on sales of mortgage loans of approximately $(14,000) and $18,000 during 1996 and 1995, respectively.

Investment securities (excluding federal funds sold) averaged $84.5 million for 1996 representing a decrease of $5.7 million, or 6.32%, when compared to 1995. Investment securities averaged $ 90.2 million for 1995 representing a decrease of $14.5 million, or 13.85% over the 1994 average of $104.7 million.
Investment securities have decreased over the past two years due to the use of maturing investments to fund loans. The tax equivalent yield on the portfolio has increased from 6.49% in 1994 to 7.17% in 1995 and decreased to 6.89% in 1996. The change in the yield of the investment portfolio from 1995 to 1996 was the result of a reduction in the portfolio, particularly a reduction in mortgage backed securities, with the balance of the portfolio being reinvested during the year in short term investment securities. A discussion of the change in the mix of the investment portfolio is discussed in the section "Investment Portfolio".

Federal Funds Sold during the year averaged $11.8 million, compared to $10.1 million in 1995 and $5.6 million in 1994. The average yield on federal funds sold in 1996, 1995, and 1994, was 5.22%, 5.74%, and 4.13%, respectively.

The average tax equivalent yield on earning assets was 8.20% in 1996 as compared to a 1995 yield of 8.34% and a 1994 yield of 7.73%.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities in 1996 averaged $210.3 million, an increase of $19.4 million, or 10.16%, from the 1995 average. Interest-bearing liabilities in 1995 averaged $190.9 million, an increase of $18.6 million, or 10.80%, over the 1994 level of $172.3 million. Interest bearing checking accounts increased by $5.1 million, while savings accounts decreased by $0.7 million during 1996. Certificates of deposits increased in 1996 by $15 million. As loan demand grew throughout 1996, the need to obtain additional deposits was required to assist in funding the loan activity. As a result, competitive rates were offered to encourage customers to purchase certificates of deposits for time periods that approximated the repricing and estimated maturities of the loans the deposits funded. In 1995, interest bearing checking accounts increased by $2.3 million and certificates of deposit increased by $16.8 million. Public funds decreased by approximately $0.1 million in 1996 and increased $4.8 million in 1995.

Interest expense for 1996 totaled $9,147,865, an increase of $1,165,337, or 14.60% from the 1995 amount. Interest expense for 1995 was $7,982,528 compared to $5,545,827 for 1994, an increase of $2,436,701 or 43.94%. The largest increase in interest expense in 1996 occurred with certificates of deposit where the average yield increased to 5.40% from 5.21%. In 1995, the increase in interest cost was mainly the result of a higher average yield in certificates of deposit. The rate was 5.21% in 1995 as compared to 3.92% in 1994. The average rates paid for all interest-bearing liabilities were 4.35% in 1996 compared to 4.18% in 1995 and 3.22% in 1994.

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

The allowance for loan losses totaled $3,546,853 at December 31, 1996, compared to $3,396,531, at December 31, 1995. The allowance as a percentage of loans was 1.96% at December 31, 1996, as compared to 2.39% at year-end 1995. As evidenced by the Summary of Loan Loss Experience schedule, the Corporation has had much success over the last five years in controlling charge offs with sound lending practices and careful monitoring of the loan portfolio while at the same time, collecting previously charged off loans and maintaining an adequate loan loss allowance. The increase in charged off loans in 1996 is related to the volume of increase in consumer retail loans over the last five years. Consumer loans have increased by approximately 35% and 26% in 1995 and 1996, respectively, while the percentage of charge-offs to consumer loans outstanding increased from .6% in 1995 to .8% in 1996.

The diversification of the loan portfolio is an important factor in the assessment of loan quality and loss potential. Although the Corporation has a significant amount of loans made to energy services and agricultural customers due to the dominance of those industries in the local economy, the Corporation seeks to lend to a variety of industries to minimize its exposure to possible losses occurring from concentrations in any single sector. Broadening the base of loan activity into the Lafayette market, along with the continuing good local economy over the last few years has had a positive effect on the performance of the loan portfolio. Still, a review of the loan portfolio has found that the effects of gaming establishments in the Corporation's market area has had some influence on the local consumer, as evidenced by a higher percentage of consumer past due loans. Management reviews on an ongoing basis the changes occurring in the loan portfolio and adjusts internal procedures to address those changes.

The provision for loan losses was $536,200 for 1996, compared to $355,000 in 1995. The increased provision for loan losses is due to increased loan activity. The 1995 provision was an increase over the 1994 provision of $103,525.

In 1996 charge-offs were $509,004 compared to $282,877 and $173,454 in 1995 and 1994, respectively. Recoveries totaled $123,126, $210,194, $358,429, during the years ended December 31, 1996, 1995, and 1994, respectively. The consistent low levels of charged-off loans as a percentage of total average loans each year are mainly attributable to the level of credit quality with respect to loans being made and the continued diversification of the portfolio over the last few years. Gross charge-offs as a percentage of average loans for 1996, 1995, and 1994, were .3%, .2%, and .2%, respectively.

OTHER INCOME

For 1996, other income was $2,268,452, an increase of $229,396, or 11.25%, over the $2,039,056 other income for 1995. The increase in 1996 is mainly attributable to overdraft fees and increased service charges. Other income for 1995 showed a $59,482 or 3.01% increase over the $1,979,574 figure during 1994.

OTHER EXPENSES

Total non-interest expenses for 1996 were $8,164,205 compared to the 1995 expense of $8,269,046, a decrease of $104,841 or 1.27%. Total Other Expenses for 1995 increased by $405,043 or 5.15% from the 1994 total of $7,864,003.

Salaries and employee benefits, a major component of other expenses, increased by $92,620 in 1996 to $3,992,206. In 1995 salaries and employee benefits were $3,899,586, and in 1994, $3,638,888. This increase in cost in 1995 was the result of a substantial increase in growth and customer activity at the Corporation's main office, the locations in Lafayette and Vermilion Parishes, and the mortgage lending operation. The increase also was attributable to an increase in personnel training for placement in management positions. Occupancy and equipment expense totaled $1,038,143, a decrease of $82,035 for 1996 as compared to 1995. The occupancy expense for 1995 was $1,120,178, an increase of $7,710 as compared to $1,112,468 in 1994.

The cost of professional services remained higher than normal in 1996, primarily due to litigation pending throughout the year between the Corporation and one of its directors and the attempted negotiation of an acquisition agreement that was never entered into. The total cost for professional services in 1996 was $628,358, compared to $659,977 and $137,421 in 1995 and 1994, respectively.

For 1996, other non-interest expenses were $2,505,498, down $83,807 or 3.24%, over the $2,589,305 reported in 1995. The decrease in 1996 was partly due to the reduction in FDIC assessments to the Corporation ($243,097), offset by an increase in advalorem tax ($51,026) and operational expenses ($44,939). Other non-interest expenses in 1995 decreased $385,919, or 12.98% over the 1994 amount of $2,975,226.

INCOME TAX

The effective income tax rate for 1996 was 27%, compared to 24.1% in 1995 and 27.8% in 1994. The decrease in the effective tax rate in 1995 was due to an increase in tax free municipal bond income over the last two years. Reference is made to footnote 9 to the accompanying financial statements for a reconciliation of tax expense at the statutory and effective tax rates.

NON-PERFORMING ASSETS AND PAST DUE LOANS

Crucial to earnings performance is the monitoring of asset quality, chiefly in the evaluation of credit risk and the minimization of the Corporation's exposure to losses. Management views these two critical functions as essential to sound banking practice. Therefore, management regularly obtains appraisals for the collateral supporting non-performing assets and specifically reserves for them based on the current market value of the collateral if necessary. Management utilizes historical loss trends to establish general reserves on performing loans.

Non-performing assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. At December 31, 1996 non-performing assets totaled $826,369, an increase of $3,081 from December 31, 1995. Non-performing assets for 1995 were $823,288, a decrease of $67,575 from 1994 total of $890,863. The decrease in non-performing assets is due to the continuing efforts of the Corporation's management to minimize those assets in a steadily improving local economy where interest rates have been relatively low over the last few years.

A loan is placed on non-accrual status when, in management's opinion, the collectability of principal or interest is doubtful. Interest previously accrued on the loan is reversed and the accrual of interest is discontinued.
At December 31, 1996, non-accrual loans totaled $435,821 compared to $159,877 at year-end 1995, and $97,282 at year end 1994. The increase in non-accrual loans in 1996 is primarily due to an increase in consumer non-performance, with one commercial loan of approximately $188,000 also increasing the total. Interest income that would have been recognized under the contractual terms of non-accrual loans for the years ended December 31, 1996, 1995, and 1994 was approximately $16,000, $13,000, and $6,000, respectively. The amount of interest income related to these loans included in net income for the years ended December 31, 1996, 1995, and 1994, was zero.

Other real estate totaled $ -0-, $50,000, and $181,816, at December 31, 1996, 1995, and 1994, respectively. At December 31, 1996, repossessed movable assets amounted to $79,764 as compared to $28,150 and $6,350 at December 31, 1995 and 1994, respectively. The reduction in other real estate is due to the sale of foreclosed properties.

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate.
As a practical expedient, impairment maybe measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Corporation had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995. As of December 31, 1996, impaired loans total $583,348.

In connection with the acquisition of a failed bank in 1987, the Corporation acquired certain loans for less than their contractual balance. The accounting for these loans is based on the "cost recovery method" as described in the AICPA Practice Bulletin 6, dated August, 1989, which deals with the amortization of discounts on certain acquired loans and incorporates SFAS No. 91 requirements. Under this method, any amounts received are to be applied first against the recorded amount of the loan; when that amount has been reduced to zero, any additional amounts received are recognized as income. In accordance with Practice Bulletin 6, the cost recovery method is used until it is determined that the amount and timing of collections are reasonably estimable and collection is probable. The Corporation has determined that at December 31, 1996, loans totaling $1.5 million with discounts of approximately $.7 million are being accreted to income over the remaining estimated life of the loans. Income recorded in 1996 from this accretion was approximately $90,000.

INVESTMENT PORTFOLIO

Reference is made to Footnote 3 of the Corporation's 1996 Financial Statements for a comparison of December 31, 1996 and 1995 book values, unrealized gains and losses, and market values of investment securities by category.

The Corporation's investment portfolio is managed to ensure quality of securities, the maintenance of attractive rates of return on the funds invested and adequate liquidity to the Corporation. The portfolio consists primarily of United States Treasury Notes, Municipal Bonds, and Mortgage-Backed Securities. United States Treasury Notes and Municipal Bonds maturities are laddered to provide a constant liquidity source. Mortgage-Backed Securities provide liquidity, monthly cash flow and higher yields which are required when there is low loan demand in the Bank's operating area. Due to the recent increase in loan demand, the Corporation has increased its purchases of shorter term investment securities to provide for future liquidity.

Management evaluates the Corporation's investment portfolio on an ongoing basis in light of the Corporation's investment objectives in particular and the Corporation's strategic plan in general. During 1996, the Corporation sold $1.8 million of available for sale securities resulting in gross realized gains of $24,988 and gross realized losses of $10,255. During 1995, the Corporation sold approximately $6.2 million of available for sale securities to restructure the portfolio for changes in interest rates and to fund loan growth. These sales resulted in gross realized gains of $30,868 and gross realized losses of $62,178. During 1995, four securities were called resulting in gross realized gain of $5,510 and no gross realized losses. During 1994, the Corporation sold approximately $22.1 million of available for sale securities to restructure the portfolio for changes in interest rates and to fund loan growth. These sales resulted in gross realized gains of $321,721 and gross realized losses of $361,815. During 1994, one security was called resulting in a gross realized gain of $100.

In December, 1995, concurrent with the initial adoption of the SFAS No. 115 implementation guidance, the Corporation transferred approximately $16 million of investment securities from the held to maturity portfolio to the available for sale portfolio. The transfer was recorded at fair value on the date of transfer. The unrealized gain, net of tax, on the transferred securities is included as a separate component of stockholder's equity. During 1994, the Corporation transferred approximately $4,800,000 of investment securities from the available for sale portfolio to the held to maturity portfolio. The transfer was recorded at fair value on the date of transfer. The unrealized loss on the transferred securities is included in stockholder's equity in the caption unrealized loss on securities available for sale. The unrealized loss is being amortized over the remaining life of the securities as an adjustment of the related yield. The related unrealized loss, net of tax, at December 31, 1996 and 1995, remaining to be amortized was approximately $119,000 and $132,000, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation's balance sheet is structured to provide adequate liquidity to meet customers' funding requirements on a timely basis. The Corporation has an Asset/Liability computer program to aid it in maintaining a proper balance between interest earning assets and interest bearing liabilities. This program is run on a regular basis, allowing management to diversify investments as needed to keep a proper balance of maturities. Management is also capable of managing interest rate sensitivity of assets and liabilities. This is critical to protect net income against wide fluctuations in interest rates and in turn to maintain consistent growth of net interest income.

The liquidity ratio of the Corporation is defined as those short term funds, generally within one year of maturity, that can be used to satisfy the daily needs of the Corporation to settle with its correspondent bank on cash letters or to fund loans, etc., divided by total funds available. A ratio over 30% is generally viewed as acceptable within the industry. The dependency ratio is defined as short term funds minus volatile funds (certificates of deposits over $100,000 and other short term borrowing) divided by earning assets minus volatile funds. This ratio measures the percentage of volatile funds used to fund long term earning assets. A dependency ratio of plus or minus 10% is viewed as acceptable within the industry. The Corporation's liquidity ratio at year end 1996 was 33.65% with a dependency ratio of 1.77%; in 1995, the liquidity ratio was 40.97% with a dependency ratio of .63%. The decrease in the liquidity ratio in 1996 was due to continued loan growth where some investment securities were used to fund loans. The Corporation's Management monitors this ratio monthly and will adjust the position accordingly to stay within acceptable levels.

Liquidity is enhanced by the Corporation's ability to manage the interest rate sensitivity of assets and liabilities. The Corporation actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model.

Cumulative Maturity/Rate Sensitivity

                                                (In Thousands of Dollars)
                                                      Repricing Days
                                                                                            1Yr&
                                          1-30        1-60        1-90        1-365         Over        Total
Earning Assets

Loans                                    38,977      43,214       49,955       82,996       98,296     181,292
Short-Term
     Investments                         17,378      17,378       17,378       17,378          -0-      17,378
Investments (1)                             999       2,015        4,160       23,221       59,217      82,438
Total Earning Assets                     57,354      62,607       71,493      123,595      157,513     281,108

Funding Sources

Public Fund
Demand Deposits                          12,598      12,598       12,598       12,598          -0-      12,598
Now Accounts**                              -0-         -0-          -0-          -0-       31,575      31,575
Money Market (IMFA)                      34,236      34,236       34,236       34,236          -0-      34,236
CD over 100                               5,497       8,111        9,593       34,017       13,369      47,386
Other Time Deposit                        7,174      12,439       18,083       56,430       23,696      80,126
Savings**                                   -0-         -0-          -0-          -0-       17,115      17,115
Repurchase Agreements                     3,576       3,576        3,576        3,576          -0-       3,576
Total Funding                            63,081      70,960       78,086      140,857       85,755     226,612

Cumulative Maturity/
Rate Sensitivity (GAP)                   (5,727)     (8,353)      (6,593)     (17,262)      71,758      54,496

GAP/Total Earning Assets                 (2.04%)     (2.97%)      (2.34%)      (6,14%)
GAP/Total Assets                         (1.91%)     (2.79%)      (2.20%)      (5.77%)

**Historically, rates on these types of accounts have changed little as compared to other types of deposits, therefore, these accounts are not considered rate sensitive.

(1) The amount of pay downs received on a monthly basis on mortgage backed securities is not reflected in this schedule. Pay downs averaged nearly $754,000 a month over a large portion of 1996.

The GAP percentages noted are a reflection of a negative position. This measurement simply shows at what repricing interval assets and liabilities will reprice. It does not take into account at what level of rate change the asset or liability will reprice. In general terms, if rates fall, net interest income should increase and if rates rise, net interest income should decrease. In looking at the one year horizon, and given that in general, interest rates may be expected to fall in the future (although there can be no assurance this will take place), the Corporation is in a position to benefit from a downward move in interest rates. Continued monitoring of interest rate changes will dictate if changes should be made. If changes need to be made, the investment portfolio has already been restructured to make whatever changes are necessary in the short run to minimize interest rate risk. All proposed changes are contingent on a thorough review using the Corporation's asset/liability model.

CAPITAL RESOURCES

Capital ratios at end of year:

                                                                           Regulatory
                                     1996          1995          1994         Minimum
                                     ----          ----          ----         -------
Leverage                            8.90%         9.00%         8.96%            3.0%
Risk-based capital
     Tier 1                        14.60%        16.50%        17.52%            4.0%
     Total                         15.80%        18.00%        19.02%            8.0%

The Corporation and the Bank are subject to regulatory risk-based capital guidelines. In the risk-based capital computation, all assets are weighted based upon assigned risk factors, and off-balance sheet items are included, such as loan commitments and standby letters of credit. Capital is separated into two categories, Tier 1 and Tier 2, which combine for Total Capital. Tier 1 consists primarily of common stockholders' equity. Tier 2 consists primarily of Tier 1 plus the allowance for loan losses subject to certain limitations. Total Capital must be 8%, half of which must be Tier 1 capital. The Company is well above the minimum requirements.

In conjunction with the risk-based capital guidelines, the regulators have issued capital leverage guidelines. The leverage ratio consists of Tier 1 capital as a percent of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3%, with a higher minimum ratio dependent upon the condition of the individual bank or bank holding company.

The FDIC Improvement Act of 1991 (FDICIA) included certain requirements for different levels of regulatory oversight and intervention based on an institution's capital levels. The guidelines included five levels of capital measurement. As of December 31, 1996, the Bank met all of the criteria for a "well-capitalized" institution (which is the highest level of capital measurement), which are 5% leverage, 6% Tier 1, and 10% total capital ratios.

Financial Accounting Standards Board Pronouncements:

FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of" is effective for fiscal years beginning after December 15, 1995, and requires that long-lived assets and certain identifiable intangibles to be held and used by a entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, certain long-lived assets and certain identifiable intangibles to be disposed of will be reported at the lower of carrying amount or fair value less the cost to sell. On January 1, 1996, the Corporation had no long-lived assets that met the criteria, therefore the impact of adopting this statement was not material.

FASB Statement No. 122, "Accounting for Mortgage Service Rights", requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. The Corporation does not have a material amount of mortgage servicing rights, thus the adoption of this Statement on January 1, 1996 was not material.

In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective after December 31, 1996, and is to be applied prospectively. Adoption of this Statement will not have a material impact on the consolidated financial statements.

Item 8 - Financial Statements and Supplementary Data



                              ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of The New Iberia Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of The New Iberia Bancorp, Inc. (a Louisiana corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The New Iberia Bancorp, Inc. as of December 31, 1996 and 1995 and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/ ARTHUR ANDERSEN L.L.P.


New Orleans, Louisiana,
January 10, 1997
(except with respect to
Note 14, as to which the
date is February 14, 1997)

                          THE NEW IBERIA BANCORP, INC.


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                                                                 1996             1995
                                                                             -------------    -------------
 ASSETS

 CASH AND DUE FROM BANKS (Note 2)                                            $  12,939,531    $  13,338,408

 FEDERAL FUNDS SOLD                                                             17,737,804        9,803,320
                                                                             -------------    -------------

 CASH AND CASH EQUIVALENTS                                                      30,677,335       23,141,728

 INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value
  (Note 3)                                                                      49,510,056       56,419,113

 INVESTMENT SECURITIES HELD TO MATURITY (market value of approximately
           $34,160,075 and $37,774,879 at December 31, 1996 and 1995,
           respectively) (Note 3)                                               32,928,394       36,447,307

 LOANS HELD FOR SALE (Note 4)                                                      738,050          592,750

 LOANS (Notes 4, 5 and 6)                                                      180,554,433      142,112,071
  Less:  Allowance for loan losses                                              (3,546,853)      (3,396,531)
                                                                             -------------    -------------

           Net loans                                                           177,007,580      138,715,540

 BANK PREMISES AND EQUIPMENT, net (Note 7)                                       5,157,438        5,395,155

 ACCRUED INTEREST RECEIVABLE                                                     2,006,083        1,938,282

 OTHER ASSETS                                                                    1,397,724        1,218,550
                                                                             -------------    -------------

           Total assets                                                      $ 299,422,660    $ 263,868,425
                                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 DEPOSITS:
  Noninterest bearing                                                        $  46,108,749    $  38,858,005
  Interest bearing (Note 8)                                                    223,036,445      198,767,599
                                                                             -------------    -------------

           Total deposits                                                      269,145,194      237,625,604

 ACCRUED INTEREST PAYABLE                                                          400,819          350,738

 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                  3,575,744        1,749,621

 OTHER LIABILITIES                                                                 467,579          503,906
                                                                             -------------    -------------

           Total liabilities                                                   273,589,336      240,229,869
                                                                             -------------    -------------

 COMMITMENTS AND CONTINGENCIES (Note 10)

 COMMON STOCK, no par value; 10,000,000 shares authorized; 2,999,988 issued
  and outstanding                                                               14,250,558        9,500,500

 UNDIVIDED PROFITS                                                              11,725,761       14,175,287

 LESS:  Unrealized loss on securities available for sale                          (142,995)         (37,231)
                                                                             -------------    -------------

           Total stockholders' equity                                           25,833,324       23,638,556
                                                                             -------------    -------------

           Total liabilities and stockholders' equity                        $ 299,422,660    $ 263,868,425
                                                                             =============    =============



      The accompanying notes are an integral part of these balance sheets.

                          THE NEW IBERIA BANCORP, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                          1996           1995            1994
                                                      ------------   ------------    ------------
INTEREST INCOME:
  Interest and other fees on loans                    $ 14,575,998   $ 11,927,228    $  8,862,651
  Interest on investment securities-
     Taxable                                             4,060,961      4,646,503       5,028,964
     Tax-exempt                                          1,152,702      1,212,495       1,189,492
  Interest on Federal funds sold                           613,260        577,912         232,250
  Interest on deposits in other banks                         --             --             1,165
                                                      ------------   ------------    ------------

           Total interest income                        20,402,921     18,364,138      15,314,522
                                                      ------------   ------------    ------------

INTEREST EXPENSE:
  Interest on deposits                                   9,057,042      7,883,957       5,467,261
  Interest on short-term borrowings                         90,823         98,571          78,566
                                                      ------------   ------------    ------------

           Total interest expense                        9,147,865      7,982,528       5,545,827
                                                      ------------   ------------    ------------

NET INTEREST INCOME                                     11,255,056     10,381,610       9,768,695

PROVISION FOR LOAN LOSSES                                  536,200        355,000         103,525
                                                      ------------   ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                                        10,718,856     10,026,610       9,665,170
                                                      ------------   ------------    ------------

OTHER INCOME:
  Service fees                                             693,937        609,196         581,834
  Fees on overdrafts                                       626,365        580,960         511,900
  Other                                                    933,417        874,700         925,834
  Net securities gains (losses)                             14,733        (25,800)        (39,994)
                                                      ------------   ------------    ------------

           Total other income                            2,268,452      2,039,056       1,979,574
                                                      ------------   ------------    ------------

OTHER EXPENSE:
  Salaries and employee benefits                         3,992,206      3,899,586       3,638,888
  Occupancy and equipment expense                        1,038,143      1,120,178       1,112,468
  Professional fees                                        628,358        659,977         137,421
  Other expenses (Note 11)                               2,505,498      2,589,305       2,975,226
                                                      ------------   ------------    ------------

           Total other expense                           8,164,205      8,269,046       7,864,003
                                                      ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                               4,823,103      3,796,620       3,780,741

PROVISION FOR INCOME TAXES (Note 9)                      1,302,380        916,185       1,050,024
                                                      ------------   ------------    ------------

NET INCOME                                            $  3,520,723   $  2,880,435    $  2,730,717
                                                      ============   ============    ============

NET INCOME PER SHARE                                  $       1.16   $        .96    $        .91
                                                      ============   ============    ============


        The accompanying notes are an integral part of these statements.

                          THE NEW IBERIA BANCORP, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                               Common        Treasury       Unrealized       Undivided
                                               Stock           Stock          Loss            Profits
                                            ------------   ------------    ------------    ------------
BALANCE, December 31, 1993                  $  9,497,215   $     (2,190)   $       --      $  9,581,544
  Net income                                        --             --              --         2,730,717
  Unrealized loss on securities
     available for sale                             --             --        (1,185,173)           --
  Reissue 520 shares of treasury stock               195            130            --             1,625
  Less:  Cash dividends ($.20 per share)            --             --              --          (597,528)
                                            ------------   ------------    ------------    ------------

BALANCE, December 31, 1994                     9,497,410         (2,060)     (1,185,173)     11,716,358
  Net income                                        --             --              --         2,880,435
  Change in unrealized loss on securities
     available for sale                             --             --         1,147,942            --
  Reissue 8,240 shares of treasury stock           3,090          2,060            --            27,875
  Less:  Cash dividends ($.15 per share)            --             --              --          (449,381)
                                            ------------   ------------    ------------    ------------

BALANCE, December 31, 1995                     9,500,500           --           (37,231)     14,175,287
  Net income                                        --             --              --         3,520,723
  Change in unrealized loss on securities
     available for sale                             --             --          (105,764)           --
  Stock split effected in the form of a
     50% stock dividend                        4,750,058           --              --        (4,750,249)
  Less:  Cash dividends ($.41 per share)            --             --              --        (1,220,000)
                                            ------------   ------------    ------------    ------------

BALANCE, December 31, 1996                  $ 14,250,558   $       --      $   (142,995)   $ 11,725,761
                                            ============   ============    ============    ============






        The accompanying notes are an integral part of these statements.

                          THE NEW IBERIA BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                         1996            1995            1994
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  3,520,723    $  2,880,435    $  2,730,717
  Adjustments to reconcile net income to net cash provided  by operating activities-
       Depreciation and amortization                                      506,709         644,498         663,301
       Net discount accretion and premium amortization                    102,609         112,840         878,529
       Provision for loan losses and other real estate write-downs        536,200         355,000         103,525
       Net gain on sales and calls of investment
         securities and mortgage loans                                        639           2,362         228,513
       (Increase) decrease in accrued interest receivable                 (67,801)        253,741        (293,233)
       Increase in accrued interest payable                                50,081         107,199          50,038
       Increase (decrease) in other liabilities                            18,157        (865,029)         26,436
       Decrease (increase) in other assets                               (350,166)        324,558        (347,464)
                                                                     ------------    ------------    ------------

           Net cash provided by operating activities                    4,317,151       3,815,604       4,040,362
                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities
     available for sale                                                 1,778,454       6,215,962      23,682,119
  Proceeds from maturities and calls of investment
     securities held to maturity                                        3,456,813      16,150,130       8,839,411
  Proceeds from maturities and calls of investment
     securities available for sale                                     29,910,167      13,211,706      19,884,157
  Purchase of investment securities held to maturity                         --        (5,835,604)    (30,420,262)
  Purchase of investment securities available for sale                (24,967,057)    (21,750,409)    (13,447,232)
  Net cash increase in loans                                          (38,987,634)    (29,378,885)    (20,375,663)
  Purchase of bank premises and equipment                                (148,000)       (227,657)     (1,523,474)
  Proceeds from sale of-
     Other real estate                                                     50,000         132,000          53,000
     Bank premises and equipment                                             --             3,750            --
                                                                     ------------    ------------    ------------

           Net cash used in investing activities                      (28,907,257)    (21,479,007)    (13,307,944)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in repurchase agreements                      1,826,123         146,050        (444,476)
  Net increase in demand, NOW, and savings deposits                    22,148,757       9,098,799       1,177,267
  Net increase in certificates of deposit                               9,370,833      17,932,643       6,466,289
  Dividends paid                                                       (1,220,000)       (449,381)       (432,528)
  Other                                                                      --            33,025             975
                                                                     ------------    ------------    ------------

           Net cash provided by financing activities                   32,125,713      26,761,136       6,767,527
                                                                     ------------    ------------    ------------

  Net increase (decrease) in cash and cash equivalents                  7,535,607       9,097,733      (2,500,055)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         23,141,728      14,043,995      16,544,050
                                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 30,677,335    $ 23,141,728    $ 14,043,995
                                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURE:

  Interest paid on deposits                                          $  9,097,785    $  7,875,329    $  5,595,865
                                                                     ============    ============    ============
  Federal income tax paid                                            $  1,500,000    $  1,085,000    $  1,195,000
                                                                     ============    ============    ============

NON-CASH TRANSACTIONS:

  Loans transferred to other real estate                             $       --      $       --      $    (54,000)
                                                                     ============    ============    ============
  Loans made to facilitate sales of other real estate                $       --      $       --      $     52,000
                                                                     ============    ============    ============

        The accompanying notes are an integral part of these statements.

                          THE NEW IBERIA BANCORP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



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

The Bank carries on traditional commercial banking operations. Lending activities have been primarily directed toward real estate construction and mortgage loans, loans to individuals for household, automobile and other consumer expenditures, commercial and industrial loans, and agriculture loans. The Bank conducts its business through a main branch office in New Iberia, Louisiana and seven branch offices and a separate ATM location in Iberia Parish. The Bank also has three branches in Lafayette Parish and one branch in Vermilion Parish.

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

Securities which may be sold in response to changes in interest rates, liquidity needs or asset/liability management strategies are classified as securities available for sale. These securities are accounted for at fair value, with net unrealized gains or losses shown as a separate component of stockholders' equity, net of the related tax.

Interest earned on investment securities is included in interest income. Amortization of premiums and accretion of discounts are computed using the interest method. The adjusted cost of the specific security sold is used to compute the gain or loss on the sale of an investment security. Such gains and losses are shown separately as a component of other income or expense in the statements of operations.

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

On January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65. "Accounting for Certain Mortgage Banking Activities." This statement requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those rights are acquired. The impact on the Bank's financial position and results of operations for the year ended December 31, 1996 was not material.

Loans

Loans are stated at the principal amounts outstanding net of unearned income. Interest income on loans is accrued using the interest method, which results in a constant yield in relation to the outstanding balance. Loan origination fees and costs are not deferred due to the immaterial effect on the financial statements.

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

On January 1, 1996, the Bank adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." The impact on the Bank's financial position and results of operations for the year ended December 31, 1996 was not material.

Foreclosed Assets

Foreclosed assets, including real estate, are reported in other assets and are recorded at estimated fair value, less estimated selling costs. At foreclosure, the reduction of the carrying amount to fair value is charged to the allowance for loan losses. Any subsequent writedowns and revenues and expenses associated with foreclosed assets prior to sale are included in other expense.

Intangible Assets

Goodwill, the excess of cost over net tangible assets acquired, is included in other assets in the consolidated balance sheets and is approximately $106,000 and $227,000 as of December 31, 1996 and 1995, respectively. Goodwill is amortized on a straight-line basis over a 10 year period.

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

Net Income Per Share

Net income per share is computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options, unless their effect would be antidilutive. In August, 1996 a three-for-two stock split was effected in the form of a 50% stock dividend. A forty-for-one stock split was effected in April, 1995 and the par value of common stock was changed from $10 per share to no par value. For all periods, the share and per share data throughout the financial statements have been adjusted to give effect to the stock splits.

Recent Pronouncements

In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective after December 31, 1996, and is to be applied prospectively. Adoption of this Statement will not have a material impact on the consolidated financial statements.

2.  CASH AND DUE FROM BANKS:

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based on a percentage of deposits. The average amount of the reserves for the years 1996 and 1995 were approximately $4,345,000 and $3,365,000, respectively.

3.  INVESTMENT SECURITIES:

The amortized cost and estimated market value of investment securities at December 31, 1996 and 1995 were:

                                                       December 31, 1996
                                                  ----------------------------
                                                         Unrealized
                                                  ----------------------------       Market
                                    Book Value       Gains           Losses           Value
                                   ------------   ------------    ------------    ------------
                Held to Maturity

U. S. Government Agencies:
  Mortgage-backed securities       $ 10,908,602   $    607,739    $       --      $ 11,516,341
State and Municipal Obligations      22,019,792        644,001         (20,059)     22,643,734
                                   ------------   ------------    ------------    ------------

                                   $ 32,928,394   $  1,251,740    $    (20,059)   $ 34,160,075
                                   ============   ============    ============    ============

                                                       December 31, 1996
                                                  ----------------------------
                                                         Unrealized
                                                  ----------------------------       Market
                                    Book Value       Gains           Losses           Value
                                   ------------   ------------    ------------    ------------
               Available for Sale

U. S. Treasuries                    $ 22,984,649   $      8,646    $    (13,815)   $ 22,979,480

U. S. Government Agencies:
  Mortgage-backed securities          22,586,995         88,167        (128,226)     22,546,936
  Other                                3,975,398          8,242            --         3,983,640
                                    ------------   ------------    ------------    ------------

                                    $ 49,547,042   $    105,055    $   (142,041)   $ 49,510,056
                                    ============   ============    ============    ============

                                                       December 31, 1995
                                                  ----------------------------
                                                         Unrealized
                                                  ----------------------------       Market
                                    Book Value       Gains           Losses           Value
                                   ------------   ------------    ------------    ------------
                Held to Maturity

U. S. Government Agencies:
  Mortgage-backed securities        $ 13,616,067   $    619,781    $       --      $ 14,235,848
State and Municipal Obligations       22,831,240        741,485         (33,694)     23,539,031
                                    ------------   ------------    ------------    ------------

                                    $ 36,447,307   $  1,361,266    $    (33,694)   $ 37,774,879
                                    ============   ============    ============    ============

               Available for Sale

U. S. Treasuries                    $ 23,766,312   $    244,095    $    (17,567)   $ 23,992,840

U. S. Government Agencies:
  Mortgage-backed securities          26,035,958        122,408        (283,993)     25,874,373
  Other                                6,472,955         83,545          (4,600)      6,551,900
                                    ------------   ------------    ------------    ------------

                                    $ 56,275,225   $    450,048    $   (306,160)   $ 56,419,113
                                    ============   ============    ============    ============

During 1996, the Bank sold $1,778,454 of available for sale securities resulting in gross realized gains of $24,988 and gross realized losses of $10,255.

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

In December, 1995, concurrent with the initial adoption of the Financial Accounting Standards Board's SFAS No. 115 implementation guidance, the Bank transferred approximately $16,007,000 of investment securities from the held to maturity portfolio to the available for sale portfolio. The transfer was recorded at fair value on the date of transfer. During 1994, the Bank transferred approximately $4,800,000 of investment securities from the available for sale portfolio to the held to maturity portfolio. The transfer was recorded at fair value on the date of transfer. The unrealized loss on the transferred securities is included in stockholders' equity in the caption unrealized loss on securities available for sale. The unrealized loss is being amortized over the remaining life of the securities as an adjustment of the related yield. The related unrealized loss, net of tax, at December 31, 1996 and 1995, remaining to be amortized was approximately $119,000 and $132,000, respectively.

The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                Held to Maturity           Available for Sale
                            -------------------------   -------------------------
                               Book         Market         Book          Market
                            -----------   -----------   -----------   -----------
Due in 1 year or less       $   395,000   $   396,960   $21,961,535   $21,956,280
Due after 1 year
  through 5 years             5,596,637     5,724,741     1,023,114     1,023,200
Due after 5 years
  through 10 years            8,595,901     8,677,724     3,975,398     3,983,640
Due after 10 years            7,432,254     7,844,309          --            --
                            -----------   -----------   -----------   -----------

        Total                22,019,792    22,643,734    26,960,047    26,963,120

Mortgage-backed
  securities                 10,908,602    11,516,341    22,586,995    22,546,936
                            -----------   -----------   -----------   -----------

        Total               $32,928,394   $34,160,075   $49,547,042   $49,510,056
                            ===========   ===========   ===========   ===========


The average remaining maturity of U. S. Treasury, U. S. Agency, and state and municipal obligations at December 31, 1996 was 0.6, 8.6 and 6.4 years, respectively. The Bank's mortgage-backed securities consist of ownership interests in pools of residential mortgages guaranteed by a U. S. government agency with contract maturities ranging from 5 to 30 years; however, the underlying mortgages are subject to significant prepayments, primarily when the contractual interest rates exceed the current market rate on similar mortgages. Based on current prepayment assumptions, the estimated average remaining life of mortgage-backed securities was approximately 3.6 years at December 31, 1996.

Investment securities with carrying values of $55,275,812 and $55,723,108 at December 31, 1996 and 1995, respectively, were pledged to secure public funds and for other purposes.

4.  LOANS:

The composition of loans as of December 31 is as follows:

                                    1996             1995
                                -------------    -------------
Commercial and agricultural     $  41,750,879    $  32,728,022
Real estate:
  Construction                      2,065,205        1,642,091
  Residential mortgage             37,132,708       33,203,838
  Commercial mortgage              41,699,112       28,600,959
Consumer and other                 57,984,781       46,027,505
Less:  Unearned income                (78,252)         (90,344)
                                -------------    -------------

          Total                 $ 180,554,433    $ 142,112,071
                                =============    =============

For loans purchased by the Bank for less than their contractual balances, the Bank records other income for contractual collections after the book balances are reduced to zero under the cost recovery method of accounting. Other income includes $191,607, $274,874 and $459,550 related to these collections for the years ended December 31, 1996, 1995 and 1994, respectively. When it becomes determinable that the full contractual balance will be collected, the Bank changes from the cost recovery method to the effective interest method whereby the related discount is accreted over the remaining life of the loan.

The aggregate market value of loans held for sale was $743,260 and $596,151 as of December 31, 1996 and 1995, respectively. The Bank is servicing approximately $20,938,231 and $15,694,000 of mortgage loans sold as of December 31, 1996 and 1995, respectively, and charges an annualized servicing fee of 1/4% of the loan balance outstanding. For 1996 and 1995, the Bank earned approximately $49,000 and $33,000, respectively, in servicing fees. In 1996 and 1995, the Bank incurred (losses) gains of $(14,000) and $18,000, respectively, related to loan sales. All loans sold during 1996 and 1995 were without recourse. Included in noninterest bearing deposits are $133,696 and $74,639 of escrow funds related to loans sold and serviced by the Bank at December 31, 1996 and 1995, respectively.

In the ordinary course of business, the Bank makes loans to directors and executive officers of the Bank and to their associates. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The amounts of such related party loans were $2,194,394 and $2,406,470 at December 31, 1996 and 1995, respectively. During 1996, $1,062,019 of new loans were made and repayments totaled $1,273,555.

5.  ANALYSIS OF ALLOWANCES FOR LOAN LOSSES:

A summary analysis of the transactions in the allowances for loan losses and other real estate losses follows:

                                                        Allowance for Loan Losses
                                                -----------------------------------------
                                                   1996           1995           1994
                                                -----------    -----------    -----------
Balance at beginning of year                    $ 3,396,531    $ 3,114,214    $ 2,825,714
Provision charged to expense                        536,200        355,000        103,525
Loans charged off                                  (509,004)      (282,877)      (173,454)
Recoveries on loans previously charged off          123,126        210,194        358,429
                                                -----------    -----------    -----------

Net (chargeoffs) recoveries                        (385,878)       (72,683)       184,975
                                                -----------    -----------    -----------

Balance at end of year                          $ 3,546,853    $ 3,396,531    $ 3,114,214
                                                ===========    ===========    ===========

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

As of December 31, 1996 the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 is as follows:

                                            1996                       1995
                                    -----------------------   -----------------------
                                     Recorded    Valuation     Recorded    Valuation
                                    Investment   Allowance    Investment   Allowance
                                    ----------   ----------   ----------   ----------
Impaired loans:
  Valuation allowance required      $  325,307   $  149,957   $  123,059   $   88,870
  No valuation allowance required      258,041         --        221,221         --
                                    ----------   ----------   ----------   ----------

           Total                    $  583,348   $  149,957   $  344,280   $   88,870
                                    ==========   ==========   ==========   ==========

This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans for the year ended 1996 was $439,773.

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

6.  NONPERFORMING ASSETS:

Nonperforming assets include loans on nonaccrual status, real estate acquired through foreclosure and repossessed personal property. Loans past due 90 days or more are considered to be performing assets until placed on nonaccrual status. Nonperforming assets included in the balance sheets were as follows:

                                                                          December 31
                                                                     -------------------
                                                                       1996       1995
                                                                     --------   --------
Nonperforming assets:
  Nonaccrual loans                                                   $435,821   $159,877
  Restructured loans                                                  310,783    585,261
  Other real estate, net                                                 --       50,000
  Other foreclosed assets                                              79,765     28,150
                                                                     --------   --------
       Total nonperforming assets                                    $826,369   $823,288
                                                                     ========   ========
       Loans past due 90 days or more and not on nonaccrual status   $784,353   $281,972
                                                                     ========   ========

There was no interest income recognized on nonaccrual loans for the years ended December 31, 1996, 1995 and 1994. Interest income that would have been recognized for the years ended December 31, 1996, 1995 and 1994 on nonaccrual loans had those loans been on accrual status at contractual terms throughout the year was approximately $16,000, $13,000 and $6,000, respectively.

Of the $435,821 in nonaccrual loans, $309,784 were current as to payment of contractual interest as of December 31, 1996.

The allowance for other real estate losses was not material for the years ended December 31, 1996 and 1995.

7.  BANK PREMISES AND EQUIPMENT:

A summary of bank premises and equipment is as follows:

                                               1996         1995
                                            ----------   ----------
Land                                        $1,026,748   $1,020,748
Buildings and improvements                   5,201,915    5,197,162
Furniture, fixtures and equipment            3,252,869    3,146,959
                                            ----------   ----------

          Total                              9,481,532    9,364,869
Less:  Accumulated depreciation              4,324,094    3,969,714
                                            ----------   ----------
          Net bank premises and equipment   $5,157,438   $5,395,155
                                            ==========   ==========

Estimated useful lives range from three to forty years. Depreciation expense for 1996, 1995 and 1994 was $385,717, $523,836 and $542,637, respectively.

8.  INTEREST-BEARING DEPOSITS:

A summary of interest bearing deposits is as follows:

                                                     1996           1995
                                                 ------------   ------------
Certificates of deposit of $100,000 or more      $ 47,385,743   $ 45,546,660
Certificates of deposit less than $100,000         80,125,726     72,578,977
Demand and savings                                 95,524,976     80,641,962
                                                 ------------   ------------
          Total                                  $223,036,445   $198,767,599
                                                 ============   ============

9.  INCOME TAXES:

As of December 31, the temporary differences which create deferred tax assets and liabilities consisted of the following:

                                                  Tax Effect of
                                               Temporary Difference
                                             ------------------------
                                                1996          1995
                                             ----------    ----------
DEFERRED ASSETS:
  Allowance for loan losses                  $  511,000    $  329,000
  Unrealized loss on investment securities       74,000        19,000
  Other                                          49,000        45,000
                                             ----------    ----------

          Subtotal                              634,000       393,000
                                             ----------    ----------

DEFERRED LIABILITIES:
  Investment securities                            --         (42,000)
  Bank premises and equipment                   (52,000)      (40,000)
  Other                                          (1,000)       (3,000)
                                             ----------    ----------

          Subtotal                              (53,000)      (85,000)
                                             ----------    ----------

NET DEFERRED ASSET                           $  581,000    $  308,000
                                             ==========    ==========

The components of income tax expense in the consolidated statements of operations were as follows:

                               Years Ended December 31
                       -----------------------------------------

                           1996           1995           1994
                       -----------    -----------    -----------
Current                $ 1,520,921    $ 1,064,595    $ 1,202,384
Deferred                  (218,541)      (148,410)      (152,360)
                       -----------    -----------    -----------

           Total       $ 1,302,380    $   916,185    $ 1,050,024
                       ===========    ===========    ===========

Total tax expense on income before taxes for 1996, 1995, and 1994 resulted in effective tax rates that differed from the Federal statutory income tax rate. A reconciliation follows:

                                                          1996           1995           1994
                                                      -----------    -----------    -----------
Amount of tax expense at Federal statutory tax rate   $ 1,639,855    $ 1,290,850    $ 1,285,452
Increases (decreases) in taxes resulting from:
  Tax-exempt interest income                             (352,000)      (364,000)      (358,685)
  Amortization of intangible                               41,025         41,025         41,025
  Other, net                                              (26,500)       (51,690)        82,232
                                                      -----------    -----------    -----------

           Total                                      $ 1,302,380    $   916,185    $ 1,050,024
                                                      ===========    ===========    ===========

Other assets include $34,000 and $55,000 of prepaid income taxes at December 31, 1996 and 1995, respectively. The Bank is not subject to state income taxes.

10. COMMITMENTS AND CONTINGENCIES:

Standby letters of credit represent commitments by the Bank to meet the obligations of certain customers if called upon. Outstanding standby letters of credit amounted to $2,699,850 at December 31, 1996.

Additionally, in the normal course of business, there were various other commitments and contingent liabilities which are not reflected in the financial statements. Loan commitments are single-purpose commitments to lend which will be funded and reduced according to specified repayment schedules. Most of these commitments have maturities of less than one year. Loan commitments outstanding were approximately $2,714,682 at December 31, 1996. Lines of credit are commitments to lend up to a specified amount for a period not to exceed one year. Amounts outstanding under lines of credit fluctuate because they are generally used to finance short-term, seasonal working capital needs of the borrower. Total unfunded lines of credit outstanding as of December 31, 1996 were approximately $17,708,108. Unused credit card lines amounted to approximately $3,964,532 at December 31, 1996. The Bank uses the same credit policies in making commitments and issuing standby letters of credit as it does for on-balance-sheet instruments. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and income-producing properties. There are no commitments which present an unusual risk to the Bank, and no material losses are anticipated as a result of these transactions.

The Company has employment agreements with certain key officers which require cash payments on the occurrence of certain events, including death, disability and termination resulting from acquisition of the Company. The Company's maximum exposure under such arrangements is approximately $876,000.

The Bank is obligated under noncancellable operating leases for 5 branch sites. The lease terms extend through the year 2005 and future minimum payments under these leases are as follows:

                 Year Ended December 31:
                     1997                                       $  75,360
                     1998                                          75,360
                     1999                                          38,040
                     2000                                           8,000
                     2001                                           6,000
                     2002 and thereafter                           20,500
                                                                ---------

                           Total                                $ 223,260
                                                                =========

The Bank is named as defendant in various lawsuits. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on the Bank's financial position or results of operation.

11. OTHER OPERATING EXPENSES:

The components of other operating expenses were:

                                      1996         1995         1994
                                  ----------   ----------   ----------
Regulatory assessments            $   40,281   $  283,378   $  490,185
Amortization of intangible           120,992      120,662      120,662
Loss on sale of loans                 14,094         --        178,246
Supplies                             196,039      188,593      183,756
Advertising                          203,773      242,545      229,570
Other expenses                     1,930,319    1,754,128    1,772,807
                                  ----------   ----------   ----------

           Total                  $2,505,498   $2,589,306   $2,975,226
                                  ==========   ==========   ==========

12. EMPLOYEE BENEFITS:

The Company has a Tax-Deferred Savings Plan covering substantially all full-time employees. Employees may voluntarily contribute up to 15% of their gross annual salary to the plan per year. The Company, subject to board of director approval, matches the employees' contributions to a maximum of 2-1/2% of the employees' gross annual salaries. Employees become eligible to participate in the plan after one year of service and must complete at least 1,000 hours of service in any given year to be eligible to participate in that year. Employer contributions under the plan were approximately $49,000, $49,000 and $41,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

Off-balance sheet financial instruments - The fair values of off-balance sheet financial instruments are not material.

The estimated fair values of the Bank's financial instruments as of December 31, 1996 and 1995 were (in 000s):

                                      December 31, 1996     December 31, 1995
                                     -------------------   -------------------
                                     Carrying     Fair     Carrying     Fair
                                      Amount     Value      Amount     Value
                                     --------   --------   --------   --------
ASSETS:

  Cash and cash equivalents          $ 30,677   $ 30,677   $ 23,142   $ 23,142
  Securities held to maturity          32,928     34,160     36,447     37,775
  Securities available for sale        49,510     49,510     56,419     56,419
  Loans                               181,292    180,551    142,705    143,468

LIABILITIES:

  Deposits, demand                    141,634    141,634    119,500    119,500
  Deposits, time                      127,511    127,871    118,126    118,684
  Securities sold under agreements
    to repurchase                       3,576      3,576      1,750      1,750

14. SUBSEQUENT EVENT:

On February 14, 1997, the Company announced that an agreement was reached for the merger of the Company into Regions Financial Corporation. The closing of the transaction, among other things, would be subject to regulatory approval and approval of the shareholders of the Company.

15. DIVIDEND RESTRICTION:

The Company is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. At December 31, 1996, approximately $4,600,000 of retained earnings were available for dividend declaration without prior regulatory approval.

16. STOCK COMPENSATION:

In August 1996, the Company adopted The New Iberia Bancorp, Inc. Nonstatutory Stock Option Plan (the Plan) which provides for the granting of non-qualified stock options to the Bank's executives and certain key employees up to a maximum of 150,000 shares of common stock. During August 1996, 150,000 stock options were granted with an exercise price per share of $11.98 which was less than the fair market value of the stock on grant date. The options vest over a period of four years with compensation expense recognized over the vesting period. Approximately $22,000 was recognized during 1996. The options are exercisable over a ten-year period. The exercise period for an option may accelerate based upon a change in control of the Bank or the optionee's termination or death. As of December 31, 1996, 30,000 options were exercisable. No options were exercised or cancelled in 1996.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. On January 1, 1996, the Company adopted FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for the awards.

Had compensation cost for the Company's 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, and net income per common share for 1996 would approximate the proforma amounts below (in thousands except per share data):

                                   As Reported     Proforma
                                   -----------   -----------
Net income                         $     3,520   $     3,503

Net income per common share        $      1.16   $      1.15

The fair value of each option granted during 1996 is $7.06 and is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 2%, (ii) expected volatility of 42.39%, (iii) risk-free interest rate of 6.41%, and (iv) expected life of 10 years.

17. REGULATORY CAPITAL:

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as the Company must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios are also presented in the table.

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                                For Capital        Prompt Corrective
                                                          Actual             Adequacy Purposes     Action Provisions
                                                     ------------------     -------------------   --------------------
              (Dollars in Thousands)                 Amount       Ratio     Amount        Ratio   Amount         Ratio
              ----------------------                 ------       -----     ------        -----   ------         -----
As of December 31, 1996:
   Total Capital (to Risk Weighted Assets):
     Consolidated                                   $ 28,105       15.8%   $ 14,195          8%   $ 17,444         10%
     The New Iberia Bank                              27,806       15.6%     14,238          8%     17,798         10%
   Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                     25,871       14.6%      7,097          4%     10,646          6%
     The New Iberia Bank                              25,565       14.4%      7,119          4%     10,679          6%
   Tier 1 Capital (to Average Assets):
     Consolidated                                     25,871        8.9%      8,730          3%     14,549          5%
     The New Iberia Bank                              25,565        8.8%      8,719          3%     14,532          5%

As of December 31, 1995:
   Total Capital (to Risk Weighted Assets):
     Consolidated                                   $ 25,638       18.0%     11,399          8%     14,249         10%
     The New Iberia Bank                              25,047       18.0%     11,399          8%     14,249         10%
   Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                     23,449       16.5%      5,700          4%      8,550          6%
     The New Iberia Bank                              23,259       16.3%      5,700          4%      8,550          6%
   Tier 1 Capital (to Average Assets):
     Consolidated                                     23,449        9.0%      7,776          3%     12,960          5%
     The New Iberia Bank                              23,259        9.0%      7,776          3%     12,960          5%

18. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

Securities sold under agreements to repurchase (repos) are secured by U. S. government and agency securities. The Company has the ability to exercise legal authority over the securities which serve as collateral for the repos. During 1996, average outstanding repos were $2,065,719 with an average rate of 4.4%. The highest month-end outstanding balance during 1996 was $4,233,446.

19. PARENT COMPANY FINANCIAL STATEMENTS:

                                 Balance Sheets


                                                             1996            1995
                                                         ------------    ------------
Cash                                                     $    327,224    $     28,988
Income tax receivable                                            --           174,635
Investment in subsidiary bank                              25,528,174      23,448,956
                                                         ------------    ------------

            Total assets                                 $ 25,855,398    $ 23,652,579
                                                         ============    ============

Accrued liabilities                                      $     22,074    $     14,023
Capital                                                    14,250,558       9,500,500
Undivided profits                                          11,725,761      14,175,287
Unrealized loss on securities available for sale             (142,995)        (37,231)
                                                         ------------    ------------

            Total liabilities and stockholders' equity   $ 25,855,398    $ 23,652,579
                                                         ============    ============



                            Statements of Operations


                                                                        1996         1995         1994
                                                                     ----------   ----------   ----------
Dividends from subsidiary bank                                       $1,670,000   $  850,000   $  787,000
Less:  Expenses                                                         507,466      530,867      206,672
                                                                     ----------   ----------   ----------
Income before equity in undistributed income of subsidiary bank
                                                                      1,162,534      319,133      580,328
Equity in undistributed income of subsidiary bank                     2,184,982    2,303,419    2,150,389
Income tax benefit                                                      173,207      257,883         --
                                                                     ----------   ----------   ----------

           Net income                                                $3,520,723   $2,880,435   $2,730,717
                                                                     ==========   ==========   ==========

                            Statements of Cash Flows


                                                            1996           1995            1994
                                                         -----------    -----------    -----------
Cash flows from operating activities-
  Net income                                             $ 3,520,723    $ 2,880,435    $ 2,730,717
  (Increase) decrease in income tax receivable               174,635       (174,635)          --
  Equity in undistributed income of subsidiary bank       (2,184,982)    (2,303,419)    (2,150,389)
  (Increase) decrease  in dividends receivable                  --          450,000       (165,000)
  Increase in accrued liabilities                              7,860         31,256           --
                                                         -----------    -----------    -----------

          Net cash provided by operating activities        1,518,236        883,637        415,328
                                                         -----------    -----------    -----------

Cash flows from financing activities-
  Dividends paid                                          (1,220,000)      (897,527)      (433,134)
  Proceeds from reissue of treasury stock                       --           33,025          1,950
                                                         -----------    -----------    -----------

          Net cash used in financing activities           (1,220,000)      (864,502)      (431,184)
                                                         -----------    -----------    -----------

  Net increase (decrease) in cash and cash equivalents       298,236         19,135        (15,856)
  Cash and cash equivalents at beginning of year              28,988          9,853         25,709
                                                         -----------    -----------    -----------

          Cash and cash equivalents at end of year       $   327,224    $    28,988    $     9,853
                                                         ===========    ===========    ===========

Summary of Quarterly Financial Information

The following quarterly financial information is unaudited. In the opinion of management all normal recurring adjustments necessary to present fairly the results of operations for such periods are reflected.

                               1996 (Unaudited)
             (in thousands of dollars, except per share amounts)


                                    Fourth            Third           Second            First
                                    Quarter          Quarter          Quarter          Quarter
Interest Income                     $5,441           $5,244           $4,908           $4,810
Net Interest Income                  2,985            2,880            2,738            2,652
Provision for Loan Losses              304              147               85              -0-

Income before income tax             1,103            1,270            1,236            1,199
Net Income                             846              904              886              885

Per Share Data:
Net Income*                         $  .28           $  .30           $  .29           $  .29
Cash Dividends
Declared**                             .15              .16              .05              .05

                               1995 (Unaudited)
             (in thousands of dollars, except per share amounts)


                                    Fourth            Third           Second            First
                                    Quarter          Quarter          Quarter          Quarter
Interest Income                     $4,860           $4,644           $4,579           $4,281
Net Interest Income                  2,690            2,607            2,585            2,499
Provision for Loan Losses               80              150               63               62

Income before income tax             1,109              958              863              866
Net Income                             972              647              655              606

Per Share Data:
Net Income*                         $  .32           $  .22           $  .22           $  .20
Cash Dividends
Declared**                             .15              .05              .05              .05

*Converted to reflect a 3-for-2 stock split effected as a 50% dividend declared by the Board of Directors on August 12, 1996 and paid on September 24, 1996, to shareholders of record on September 10, 1996.

** All cash dividends shown were declared for the applicable periods indicated and paid in the next quarter.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                     None


PART III

Item 10 - Directors and Executive Officers of the Registrant

The following table lists information about the directors of the Corporation (all of the directors of the Corporation are also directors of the Bank):

Name, Age and                                   First Became          Shares of Stock
Principal Occupation                           A Director of        Beneficially Owned*            Percent
(Last 5 Years)                                 Bank or Corp.          (As of 2/28/97)             of Class
Ernest Freyou                       58            7-01-88                 8,430 (1)                  .28%
President and CEO
The New Iberia Bancorp, Inc.
The New Iberia Bank
P. O. Box 11240
New Iberia, LA 70562-1240

Gerald H. Halphen, M.D.             65            4-12-82                 6,000                      .20%
Pediatrician
125 Hilltop Circle
New Iberia, LA 70560

Frank C. Minvielle                  58           11-04-91                 7,635 (2)                  .25%
Sales - Cameco, Inc.
President - Cajun Sugar
  Co-operative
2714 1/2 West Main Street
Jeanerette, LA 70544
Farming & Sugar Industry Equipment

James W. Schwing, Sr.               63            7-26-71                43,680 (3)                 1.46%
Chairman of the Board
The New Iberia Bancorp, Inc.
The New Iberia Bank
P. O. Box 13340
New Iberia, LA 70562-3340
Attorney

Name, Age and                                   First Became          Shares of Stock
Principal Occupation                           A Director of        Beneficially Owned*            Percent
(Last 5 Years)                                 Bank or Corp.          (As of 2/28/97)             of Class
Jules A. Schwing                    56            4-27-92                190,220 (4)                 6.34%
President
Schwing Insurance Agency, Inc.
P. O. Box 10069
New Iberia, LA 70562-0069
Insurance Agent

Jerry E. Shea, Jr.(5)               46            1-13-97                  6,095 (6)                  .20%
Chairman
Bayou Welding Works, Inc.
P. O. Box 11010
New Iberia, LA 70562-1010

Edward P. Terrell, III              61           11-04-91                  6,000                      .20%
Executive Vice President
McIlhenny Company
425 E. Main Street
New Iberia, LA 70560

Eugene A. Patout, Sr.               71            4-17-95                  9,000                      .30%
Owner & President
Patout-Greenwood Insurance
  Agency, Inc.
717 Charles St.
New Iberia, LA 70560
Insurance Agent

Charles C. LeMaire                  68            4-17-95                  6,000                      .20%
Retired
402 Wildwood
New Iberia, LA 70560

Dr. Edmond A. Lamperez              64            4-17-95                  9,000 (7)                  .30%
Urologist
The Urology Clinic
602 N. Lewis Street, Suite 400
New Iberia, LA 70560

Name, Age and                                   First Became          Shares of Stock
Principal Occupation                           A Director of        Beneficially Owned*            Percent
(Last 5 Years)                                 Bank or Corp.          (As of 2/28/97)             of Class
James L. Gray                       69            4-17-95                9,600 (8)                  .32%
President
James L. Gray, Inc.
P. O. Box 13038
New Iberia, LA 70562-3038
Property Rentals

William D. Quinlan                  57            4-01-91(9)            18,600 (10)                 .62%
President
Insurance Center, Inc.
P. O. Box 12710
New Iberia, LA 70562
Insurance


The following table lists information about the executive officers of the Bank in addition to those listed above:

Name, Age and                                   First Became          Shares of Stock
Principal Occupation                           an Executive         Beneficially Owned*            Percent
(Last 5 Years)                              Officer of Bank(11)       (As of 2/28/97)             of Class
Robert F. Eppley(12)                50            12/21/87                   300 (13)                .01%
Executive Vice President
 and Secretary
The New Iberia Bank
233 Duperier Avenue
New Iberia, LA 70560-2417

Leonard J. Freyou(12)               70              1/5/76                 1,560                     .05%
Sr. Vice President/Cashier
The New Iberia Bank
2312 Freyou Road
New Iberia, LA 70560-0743

Anne T. Dugas(14)                   37             1/11/93                   -0- (15)                .00%
Vice President, Branch Operations
The New Iberia Bank
P. O. Box 12514
New Iberia, LA 70562-2514

Name, Age and                                   First Became          Shares of Stock
Principal Occupation                            an Executive        Beneficially Owned*            Percent
(Last 5 Years)                              Officer of Bank(11)       (As of 2/28/97)             of Class
Lon Dupre                           37            1/11/93                 -0- (16)                  .00%
Vice President and CFO
The New Iberia Bank
1604 Southwood Drive
New Iberia, LA 70560

Benny Menard(17)                    42            1/11/93                 -0- (18)                  .00%
Vice President, Loan Administration
The New Iberia Bank
1706 Pembroke
New Iberia, LA 70560

Jerome Weber                        42            1/11/93                 -0- (19)                  .00%
Senior Vice President, Lending
The New Iberia Bank
2310 Turnberry Drive
New Iberia, LA 70560



The following table lists information about the directors of the Bank who are not directors of the Corporation:

Name, Age and                                   First Became          Shares of Stock
Principal Occupation                           A Director of        Beneficially Owned*            Percent
(Last 5 Years)                                     Bank               (As of 2/28/97)             of Class
Edwin S.                            46            4/17/95               19,728 (20)                 .65%
("Happy") Broussard, III
(Farm Bureau Insurance
Agency Manager
4515 Sugar Oaks Road
New Iberia, LA  70560

Name, Age and                                   First Became          Shares of Stock
Principal Occupation                           A Director of        Beneficially Owned*            Percent
(Last 5 Years)                                     Bank               (As of 2/28/97)             of Class
Samuel S. Broussard, Jr.            42            7/10/95                   9,300 (21)              .31%
Co-owner and CEO of
Sam Broussard Trucking
 Co., Sammy Broussard
 International, Sammy Broussard
Lawn & Tractor Center,
S & S Leasing & Rental Co.,
The Cattlemen's Ranch Supply, Inc.
and LaBelle Cheniere Ranch
307 Estate Drive
New Iberia, LA  70560

J. Preston Duhe(22)                 77            4/28/80                  15,480                   .52%
Retired Farmer
2915 Old Spanish Trail
New Iberia, LA 70560

Edwin S. Patout                     49            4/17/95                   9,000                   .30%
Attorney
P.O. Box 9502
New Iberia, LA  70562-9502

J. P. Thibodeaux(22)                68            4/12/82                   6,780                   .226%
Chairman of the Board
of J. P. Thibodeaux, Inc.
101 Sawgrass Lane
Broussard, LA  70518

*Unless otherwise noted, each individual has sole voting and investment power of the shares reported.

(1) Includes one hundred fifty (150) shares owned jointly by Mr. Freyou and his wife. Does not include the options held by Mr. Freyou for 57,000 shares, 20% of which are vested but not exercised. These options (and the others described below) will become fully exercisable upon a change in control as defined in the Stock Option Plan (which would include a merger of the Corporation into Regions).

(2) Includes one thousand six hundred thirty-five (1,635) shares owned by Mr. Minvielle in street name.

(3) Prior to being elected Chairman of the Board on May 28, 1991, Mr. James W. Schwing, Sr. was a director for 20 years and an attorney, a profession in which he is currently engaged. The stock listed above includes 12,360 shares in Mr. Schwing's retirement plan.

(4) Includes one-sixth (151,220) of the shares held by the Estates of Jules B. Schwing and Marie Louise Landry Schwing, of which Robert M. Fleming is Provisional Executor, which own 907,320 shares of stock. See "Principal Shareholders and Securities Ownership of Management."

(5) Jerry Shea, Jr. replaced his father, Jerry Shea, Sr., who retired on January 7, 1997.

(6)      Includes 6,095 shares in street name.

(7) This does not include 60 shares owned by Dr. Lamperez's daughter or 60 shares owned by his son of which Dr. Lamperez disclaims beneficial ownership.

(8) Includes 3,600 shares held of record by Protestant Cemetery Association of New Iberia, of which Mr. Gray serves as President.

(9) Mr. Quinlan served as a director of the Corporation and the Bank from 11/4/91 to 4/17/95. From 4/17/95 to 8/12/96 he served as a Bank
         Director only. Since 8/12/96 he has served as a director of both the Corporation and the Bank.

(10)     Includes 9,000 shares held in street name.

(11) The Executive Officers hold their offices for such terms as are determined from time to time by the Board, except that Mr. Ernest Freyou, Mr. Dupre, Mr. Eppley, Mr. Weber, Mrs. Dugas, and Mr. Menard each have an employment contract with the Corporation and the Bank. Each of these contracts were extended in January 1997. Mr. Freyou's contract extends through August 16, 2000; Mr. Weber's extends through August 16, 1999; the rest extend through August 16, 1998. They each renew automatically at the end of the term unless terminated by written notice in accordance with the provisions of the contract.

(12) Mr. Eppley and Mr. L. J. Freyou are also executive officers of the Corporation.

(13) Mr. Eppley has a stock option agreement with the Corporation for 12,000 shares; 20% of the options are currently vested and not exercised. These shares are not included in table above.

(14) Mrs. Dugas has served in her current position since November 15, 1993. Prior to that she was Human Resources and Marketing Manager.

(15) Mrs. Dugas has a stock option agreement with the Corporation for 12,000 shares; 20% of the options are currently vested and not exercised. These shares are not included in table above.

(16) Mr. Dupre has a stock option agreement with the Corporation for 13,500 shares; 20% of the options are currently vested and not exercised. These shares are not included in table above.

(17) Mr. Menard has served in his current position since October 26, 1992. Prior to that he was a Loan Officer.


(18) Mr. Menard has a stock option agreement with the Corporation for 12,000 shares; 20% of the options are currently vested and not exercised. These shares are not included in table above.

(19) Mr. Weber has a stock option agreement with the Corporation for 25,500 shares; 20% of the options are currently vested and not exercised. These shares are not included in table above.

(20) Includes the following held in street name: 1,389 shares held as custodian for Dustin Broussard, 1,372 shares held as custodian for Shawn M. Broussard, 4,816 shares owned by Edwin S. Broussard SEP Retirement Fund and 17 shares held as custodian for grandson.

(21)     Includes 3,000 shares held in street name.

(22) J. Preston Duhe and J.P. Thibodeaux also served as a director of the Corporation until April 17, 1995.

All of the Directors have been engaged in the occupations listed above for at least the past five years.

Family relationships between directors and executive officers are: L. J. Freyou and Ernest Freyou are first cousins. James W. Schwing, Sr. is the uncle of Jules A. Schwing and Edwin S. Broussard, III. James W. Schwing, Sr. and Eugene
A. Patout, Sr. are cousins. Jules A. Schwing is a cousin of Edmond Lamperez and of Edwin S. Broussard, III. Eugene A. Patout, Sr. is the uncle of Edwin S. Patout.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and beneficial owners of more than 10% of the outstanding shares of the Corporation to file with the SEC certain reports describing their stock ownership and changes in their stock ownership. They must also furnish the Corporation with copies of these forms. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Corporation believes that all filing requirements applicable to its executive officers, directors and greater than 10% shareholders were complied with as of December 31, 1996, except that director Jerry E. Shea, Jr. filed a Form 3 and a Form 4 late in 1997, and that director Edwin S. Broussard, III filed a Form 4 late.

Item 11, Executive Compensation

The Corporation does not compensate its directors or executive officers except that it did pay fees as listed below on a per meeting basis for nine Corporation board meetings. The following table sets forth the compensation for services in all capacities paid by the Bank to the Chief Executive Officer of the Bank for each of the last three fiscal years.

                           Summary Compensation Table

Name and                   Annual Compensation                               All            Securities
Principal                                                Other Annual       Other           Underlying
Position               Year      Salary        Bonus     Compensation    Compensation      Options/SARs
                                                             (1)
Ernest Freyou          1996     $140,000      $30,000      $11,400       $14,250 (2)         57,000
President & CEO        1995      $95,000      $30,000      $16,150       $13,125 (3)           -0-
                       1994      $95,000      $20,000      $11,400       $12,875 (4)           -0-

         (1)     Represents director's fees earned by Mr. Freyou for each year.

         (2) This figure represents (i) premiums in the amount of $10,000 paid on a life insurance policy for Mr. Freyou required by the deferred compensation plan (described below) and (ii) $4,250, which represents a matching contribution to The New Iberia Bank Profit Sharing Plan with 401 (k) Provision (the "Plan") made by the Bank on behalf of Mr. Freyou. The Plan provides that the Bank may make a matching contribution to the Plan on behalf of all participants in an amount to be determined each year, which amount shall not exceed 2 1/2% of the participant's annual compensation (salary plus bonus). In each of 1996, 1995, and 1994, the Bank made matching contributions for each participant at 2 1/2% of the participant's annual compensation. Aggregate premiums paid in 1996 and attributable to life insurance maintained for the three Executive Officers other than Mr. Freyou covered by the deferred compensation plan was $10,146.03.

         (3) This figure represents (i) premiums in the amount of $10,000 paid on a life insurance policy for Mr. Freyou under the deferred compensation plan and (ii) $3,125 in matching contributions to the 401(k) Plan made by the Bank on Mr. Freyou's behalf.

         (4) This figure represents (i) premiums in the amount of $10,000 paid on a life insurance policy for Mr. Freyou under the deferred compensation plan and (ii) $2,875 in matching contributions to the 401(k) Plan made by the Bank on Mr. Freyou's behalf.

On August 16, 1994, the Corporation entered into a three-year employment contract with its Chief Executive officer and President, Ernest Freyou. The contract provides that it may be terminated at the end of its initial term by 90 days' written notice and that if it is not terminated, it will renew for successive one-year periods unless terminated by notice at least 60 days but not earlier than 90 days prior to its expiration. On January 28, 1997, the term was extended for an additional three years from August 16, 1997. The contract may be terminated by the Corporation prior to the completion of its term for (i) illness or disability of Mr. Freyou over certain specified periods, (ii) commission by Mr. Freyou of certain violations of law or (iii) material breach of the contract. The contract further provides for a payment to Mr. Freyou equal to three times his then current salary under certain circumstances in the event of the termination of the contract as a result of a disposition of all the properties and business of the Corporation by merger, consolidation, sale of assets or otherwise. The Board believes that this amount would not be material to a potential acquiror. The contract is deemed terminated as described above if the Corporation does not assign the contract to the acquiring or surviving entity in the merger, consolidation or sale or if the surviving entity does not assume in writing all of the obligations of the Corporation under the contract or if Mr. Freyou does not approve the assignment of the contract. The Board of Directors believes that this employment contract is in the best interest of the Corporation and the Bank because it makes it more likely that Mr. Freyou will continue to be committed to the Corporation and the Bank over the next several years. The Board believes that Mr. Freyou has been instrumental to the Bank's success, and the Board believes that his continuing commitment and loyalty to the Bank over the next few years is important.

                     Option/SARs grants in Last Fiscal Year

                Number of        % of Total
               Securities      Options/SARs
               Underlying        Granted to                        Market Price                              Grant Date
              Option/SARs      Employees in        Exercise or          on Date        Expiration               Present
Optionee       Granted(#)       Fiscal Year          Base Price        of Grant              Date               Value $
Ernest Freyou      57,000               38%              $11.98           13.58         8/19/2006          $402,420 (1)

(1) The option pricing model used for the computation of the present value of the granted options is the Black-Scholes model. In using this model, the following assumptions were used: (1) dividend yield of 2%,
         (2) expected volatility of 42.39%, (3) risk-free interest rate of 6.41%, and (4) expected life of 10 years.

Compensation of Directors

During 1996, the Board of Directors of the Corporation and the Bank and Director Committees held meetings and received attendance fees as follows:

                                                      Number of Meetings                      Fees Per Meeting
Board or Committee                                       Held in 1996                            Per Member

Board of Directors                                            23                                   $ 300
(Corporation 9, Bank 14)

Asset & Liability                                              2                                   $ 150

Loan Committee                                                49                                   $ 150

Management Committee                                           5                                   $ 150

Trust Audit Committee                                          1                                   $ 150

Trust Investment Committee                                     2                                   $ 150

Ad Hoc/Negotiating                                            14                                   $ 150

Director's Audit Committee                                     1                                   $ 150

CRA Committee                                                  1                                   $ 150

Each Director receives a $ 300.00 per month stipend over and above the fees received per meeting attended.

MANAGEMENT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Management Committee of the Board of Directors of the Bank establishes and administers compensation policies and recommends to the board compensation and annual incentive bonuses for all of the Bank's employees, including executive officers (except the President and CEO, Ernest Freyou). The President's compensation and bonus each year are determined directly by the Board of Directors, without a Management Committee recommendation and without participation by Mr. Freyou. Bank directors James W. Schwing, Sr., Ernest Freyou, Frank C. Minvielle, Jerry E. Shea, Sr., J. P. Thibodeaux, Edward P. Terrell, III, William D. Quinlan, Edwin Patout and James L. Gray served on the Management Committee during fiscal year 1996. James W. Schwing, Sr. served as the Chairman of the board of the Corporation and the Bank during that time and Ernest Freyou served as President and CEO of the Corporation and the Bank during that time. Also during 1996, Mr. Schwing received fees totalling $70,000.00 for acting as legal counsel to the Bank.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the beneficial ownership of voting stock of the Corporation by persons who are known to the Corporation to own beneficially more than 5% of the Corporation's voting common stock:

Name and Address                                         Amount and Nature                            Percent
of Beneficial Owner                                     Beneficial Ownership                          Of Class
-------------------                                     --------------------                          --------
Honorable Robert M. Fleming                                907,320 (1)                                 30.24%
Provisional Executor of the Estate of Jules B.
Schwing and the Estate of Marie Louise Landry
Schwing
P. O. Box 1150
Franklin, LA 70538-1150

Jules A. ("Tony") Schwing (2)                               39,000      direct                          6.34%
106 Bayou Drive                                            151,220      beneficial (representing
New Iberia, LA 70560                                                    Mr. Schwing's interest in
                                                                        the stock held in the
                                                                        successions listed above)

Edmond L. Schwing (2)                                       40,800      direct                          6.40%
5306 Shoreline Drive                                       151,220      beneficial (representing
New Iberia, LA 70560                                                    Mr. Schwing's interest in
                                                                        the stock held in the
                                                                        successions listed above)

John  E. Schwing, III (2)                                   39,600      direct                          6.36%
223 Woodland Circle                                        151,220      beneficial (representing
New Iberia, LA 70560                                                    Mr. Schwing's interest in
                                                                        the stock held in the
                                                                        successions listed above)

Marie Louise Schwing (2)                                    40,800      direct                         11.44%
625 E Main Street                                          302,440      beneficial (representing
New Iberia, LA 70560                                                    Ms. Schwing's interest and
                                                                        that of her brother Charles
                                                                        E. Schwing, for whom she
                                                                        serves as curatrix, in the
                                                                        stock held in the successions
                                                                        listed above)

Name and Address                             Amount and Nature                                Percent
of Beneficial Owner                         Beneficial Ownership                              Of Class
-------------------                         --------------------                              --------
Susan Marie Schwing (3)                               53,580       direct                       6.83%
306 Brentwood Blvd.                                  151,220       beneficial (representing
Lafayette, LA 70503-3916                                           Ms. Schwing's interest in
                                                                   the stock held in the
                                                                   successions listed above)

The New Iberia Bancorp, Inc.(4)                      760,834       benefical ownership of      25.36%
Concerned Shareholders Group                                        Group members
Parish of Iberia, State of Louisiana

(1) The Estates of Jules B. Schwing and Marie Louise Landry Schwing, Provisional Executor Honorable Robert M. Fleming, beneficially own 907,320 shares or 30.24% of the outstanding common stock of the corporation. Jules B. Schwing died on April 14, 1991, and Jules A. ("Tony") Schwing was appointed and confirmed as Executor for the succession of Jules B. Schwing on April 23, 1991. Marie Louise Landry Schwing died on June 17, 1985, and Jules A. ("Tony") Schwing was appointed and confirmed as Executor for the Succession of Marie Louise Landry Schwing on September 28, 1993. Robert M. Fleming was appointed Provisional Executor of the Estates of Jules B. Schwing and Marie Louise Landry Schwing on or about April 13, 1995, and Letters of Provisional Administration were issued to him on or about April 21, 1995. Each of the heirs with interests in the stock (being Jules A. ("Tony") Schwing, Edmond Schwing, John Schwing, Marie Schwing, individually and as curatrix for Charles Schwing, and Susan Schwing) claim under a Joint Motion and Judgment dated April 13, 1995, entered in the succession proceedings, the right to direct the Executor as to the voting of one-sixth, or approximately 151,220 shares each (and, as to Marie Schwing, two-sixths) of the stock in the successions. It is unknown at this time whether a change in control will occur when the shares owned by the estates are distributed. The Estates and Jules A. ("Tony") Schwing and his siblings as a group own 1,121,000 shares (37.37%) of the Corporation's outstanding common stock. The siblings of the deceased Jules B. Schwing (the children of J. E. Schwing other than the deceased Jules B. Schwing) collectively own 246,982 shares (8.23%) of the Corporation's outstanding common stock. The aforementioned shareholders own, in the aggregate, 1,367,982 shares of stock making them, as a group, 45.59% beneficial owners. The individual members of the Schwing family disclaim any beneficial ownership in the shares owned by the other members of the Schwing family.

(2) Information taken from Schedule 13D/A (Amendment No., 3) dated May 12, 1995, and filed by the following persons with the SEC: Jules A. Schwing, Estate of Jules B. Schwing, Estate of Marie Louise Landry Schwing, Robert M. Fleming, as Provisional Executor of the Estate of Jules B. Schwing and of the Estate of Marie Louise Landry Schwing, Edmond L. Schwing, John E. Schwing, III, Marie Louise Schwing, Edmond
         A. Lamperez, M.D., James L. Gray, Charles C. LeMaire and Eugene A. Patout. Although these persons denied the existence of a group and disclaimed beneficial ownership of the stock held by the others (except as to the interests of Jules A., Edmond L., John E., and Marie Louise Schwing in the shares held by the Estates), the

         Schedule 13D/A reports that collectively those persons beneficially owned in the aggregate 1,101,120 shares representing approximately 36.7% of the outstanding common stock of the Corporation. The Schedule 13D/A filing by this group suggests that the group may take actions that might result in a change in control of the Corporation. Edmond L. Schwing has 4000 shares included in direct total being held in Street Name.

(3) Information taken from Schedule 13D filed by Susan Schwing with the SEC on May 18, 1995.

(4) On July 11, 1996, The New Iberia Bancorp, Inc. Concerned Shareholders Group (the "Group"), consisting of shareholders of the Corporation owning approximately 25.4% of the issued and outstanding common stock of the Corporation, filed a Schedule 13D with the Securities and Exchange Commission in which the members of the Group stated their intention to cooperate as a group to oppose a proposed merger of the Corporation with and into Whitney Holding Corporation. The members included are: Anna Louise S. Allain (36,480 shares), Richard S. Allain, Sr. (600 shares), Roy J. Breaux, Jr. (45,000 shares), Mrs. Roy Breaux, Sr. (1,140 shares), Royce E. Breaux (45,000 shares), Roy Breaux, Jr. & R.C. Breaux Trust (4,800 shares), Benedict Jacques Broussard (13,680 shares), Daniel Broussard (13,530 shares), Edwin S. Broussard, III (17,895 shares), Estate of George Patout Broussard (38,580 shares), Flora Therese Schwing Broussard (17,700 shares), George P. Broussard, Jr. (9,570 shares), Kenneth J. S. Broussard (13,680 shares), Thomas S. Broussard, Sr. (13,320 shares), Alice C. Porter (27,240 shares), Henry D. Porter (1,620 shares), Lena Savoy Maumus Usufruct (36,000 shares), Pat Dougherty-Henriette S.
         Dougherty, Usufruct (3,000 shares), Henriette S. Dougherty (33,120 shares), Margaret Ann Robbins Labiche (2,345 shares), John Thomas Robbins (3,366 shares), Alton P. Lasalle (1,980 shares), Alfred W. Lasalle (9,000 shares), Harriet Minvielle Lasalle (3,000 shares), Ruel Robbins and Mary Robbins (900 shares), Mary S. Robbins (29,082 shares), Ruel Howard Robbins, Jr. (2,346 shares), James W. Schwing, Sr. (43,680 shares), Paul Schwing (33,420 shares), Pierre F. Schwing (34,740 shares), Susan M. Schwing (204,800 shares), Gregory Robert Olivier Dekeyzer (1,200 shares), Frankie Olivier Patout (6,600 shares), Jules G. Patout (9,000 shares), Frederic F. Ric Patout (300 shares),and Alfred Granger, Jr. (3,120 shares). A merger agreement was never executed by the Corporation and Whitney Holding Corporation, and a press release announcing the termination of negotiations with respect to such a transaction was issued by the Corporation on July 16, 1996.

The 12 members of the Board of Directors of the Corporation and the 6 executive officers of the Bank who are not Directors, as a group, own 322,120 shares of stock (including the shares in the Schwing successions with respect to which Jules A. ("Tony") Schwing claims beneficial ownership), making the group of such officers and directors a 10.74% beneficial owner.

On February 13, 1997, the Corporation entered into an Agreement and Plan of Merger with Regions Financial Corporation, a bank holding company based in Birmingham, Alabama, for consideration consisting of 0.36 of a share of Regions' common stock for each share of the Corporation's stock outstanding at the consummation of the merger (or, as to Corporation stock options not exercised time of the merger, the conversion of such stock options into Regions' stock options based upon the same exchange rate), subject to possible adjustment. If the shareholders of the Corporation and the necessary regulatory authorities approve the merger, all other conditions to the merger are satisfied and the merger takes place, the Corporation would cease doing business as an independent entity, the Bank would be wholly-owned by Regions and the shareholders of the corporation would become shareholders of Regions.


Item 13 - Certain Relationships and Related Transactions

Interest of Management and Others in Certain Transactions

Since the beginning of the fiscal year 1996, to the present, The New Iberia Bank has made loans in the ordinary course of business to Directors and officers of the Bank and their family members and their associates, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

Since the beginning of 1996, seven Bank directors and executive officers each had loan balances in excess of $60,000. The largest aggregate amount of these loans during 1996 was $2,992,722. As of December 31, 1996, the aggregate amount of indebtedness of these loans was $1,874,118, representing 7.25% of the total equity capital accounts of the Bank.

During the year 1996, James W. Schwing, Sr., Chairman of the Board, received fees totaling $70,000 for acting as legal counsel to the Bank.

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements

         1. The following consolidated financial statements of The New Iberia Bancorp Inc. and its subsidiary are included in Part II, Item 8:

                 Independent Auditors Report

                 Consolidated Balance Sheets for December 31, 1996 and 1995

                 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Cash Flow for the years ended December 31, 1996, 1995 and 1994

                 Notes to Consolidated Financial Statements

                 Selected Quarterly Financial Information for 1996 and 1995

         2. Other financial statements and schedules have been omitted because they are either not applicable or because the required information has been included in the financial statements or related notes.

(b) Report on Form 8-K

         1. The most recent report on Form 8-K filed by the Corporation concerned the execution by the Corporation of an Agreement and Plan of Merger providing for the acquisition of the Corporation by Regions Financial Corporation subject to shareholder and regulatory approvals and other conditions. That Form 8-K was filed with the Commission on February 18, 1997.

(c) Exhibits


         3.1 Copy of Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3. (i) of the Company's Registration Statement on Form 8-A/A1 filed with the Commission on July 19, 1995.

         3.2 Copy of Amended and Restated Bylaws, incorporated by reference to Exhibit 4 of the Company's Form S-8 Registration Statement filed with the Commission on October 21, 1996.

         10.1 The New Iberia Bancorp, Inc. Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Company's 3rd Quarter 1996 10-Q.

         10.2 Form of Stock Option Agreement pursuant to The New Iberia Bancorp, Inc. Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.2 of the Company's 3rd Quarter 1996 10-Q.

         10.3 Copy of Employment Agreement between The New Iberia Bank, The New Iberia Bancorp, Inc. and Ernest Freyou, incorporated by reference to Exhibit 10.1 of the Company's 1995 10-K.

         10.4 Copy of Nonqualified Deferred Compensation Agreement between The New Iberia Bank and Ernest Freyou, incorporated by reference to Exhibit 10.2 of the company's 1995 10-K.

         21      Subsidiaries
                        The New Iberia Bancorp, Inc. owns 100% of the capital stock of The New Iberia Bank.

         23      Consent of Arthur Andersen LLP

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


                                                   The New Iberia Bancorp, Inc.
                                                   ----------------------------
                                                            Registrant

                                                   /s/James W. Schwing, Sr.
                                                   ----------------------------
                                                   James W. Schwing, Sr.
                                                   Chairman of the Board


Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed on March 10, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Robert F. Eppley
-----------------------------------
Robert F. Eppley
Secretary of the Board and
Executive Vice-President

/s/Ernest Freyou                               /s/Frank C. Minvielle
-----------------------------------            --------------------------------
Ernest Freyou, Director                        Frank C. Minvielle, Director
President/Chief Executive Officer

/s/James L. Gray                               /s/Eugene A. Patout, Sr.
-----------------------------------            --------------------------------
James L. Gray, Director                        Eugene A. Patout, Sr. Director

/s/Gerald Halphen, M.D.                        /s/James W. Schwing, Sr.
-----------------------------------            --------------------------------
Gerald Halphen, M.D., Director                 James W. Schwing, Sr. Director

/s/Edmond A. Lamperez, M.D.                    /s/Jules A. Schwing
-----------------------------------            --------------------------------
Edmond A. Lamperez, M.D., Director             Jules A. Schwing, Director

/s/Charles C. LeMaire                          /s/Jerry E. Shea, Jr.
-----------------------------------            --------------------------------
Charles C. LeMaire, Director                   Jerry E. Shea, Jr., Director

/s/Edward P. Terrell, III                      /s/William D. Quinlan
-----------------------------------            --------------------------------
Edward P. Terrell, III, Director               William D. Quinlan, Director

/s/Lon Dupre                                   /s/Leonard J. Freyou
-----------------------------------            --------------------------------
Lon Dupre, Vice-President and                  Leonard J. Freyou, Cashier
Chief Financial Officer                        Senior Vice-President