Form 10-Q
period 1997-03-31
NEW IBERIA BANCORP INC
filed 1997-05-13
CIK 731940

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the quarterly period ended March 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the transition period from            to
                                        ----------    -----------

         Commission file number  0-13307
                                ---------

                          The New Iberia Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Louisiana                                    72-0969631
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

800 South Lewis, New Iberia, Louisiana                  70560
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

                         2,999,988 shares common stock

                                   10-Q INDEX

                                     PART I

                             FINANCIAL INFORMATION

Item 1   Financial Statements

         Financial Highlights . . . . . . . . . . . . . . . . . . . . . . . 1
         Consolidated Comparative Balance Sheets  . . . . . . . . . . . . 2-4
         Consolidated Comparative Statements of Income  . . . . . . . . . 5-6
         Consolidated Statement of Changes in Stockholder's Equity  . . . . 7
         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . 8-9

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         Capital Resources  . . . . . . . . . . . . . . . . . . . . . . .  10

         Results of Operations:
           Net Interest Income  . . . . . . . . . . . . . . . . . . . . .  11
           Earning Assets . . . . . . . . . . . . . . . . . . . . . . . .  11
           Investment Securities  . . . . . . . . . . . . . . . . . . . 11-12
           Interest-Bearing Liabilities . . . . . . . . . . . . . . . . .  12
           Interest Expense . . . . . . . . . . . . . . . . . . . . . . .  13
           Reserve and Provision for Possible Loan Losses . . . . . . . 13-14
           Other Income . . . . . . . . . . . . . . . . . . . . . . . . .  14
           Other Expenses . . . . . . . . . . . . . . . . . . . . . . . .  14
           Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .  14
           Nonperforming Assets and Past Due Loans  . . . . . . . . . . 15-16
           Non-accrual of Interest on Loans . . . . . . . . . . . . . . .  16
         Liquidity and Interest Rate Sensitivity. . . . . . . . . . . . 16-17

                                    PART II

                               OTHER INFORMATION

Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  18
Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  19

ITEM 1 (A)                   FINANCIAL HIGHLIGHTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 PERCENT
                                                   1997             1996         CHANGE
                                                   ----             ----         ------

FOR 3 MOS.       Net Income                        $696             $885         (21.4%)

ENDED 3/31/97    Cash dividends declared           $240*            $150          60.0%
                 Average Common Shares
                 Outstanding (in thousands)        3,000            3,000

*Dividends for the quarter ended March 31, 1997 were declared on April 7, 1997;
 record date April 18, 1997;  payment date April 30, 1997


PER SHARE        Net Income                        $.23             $.30          (23.3%)

FOR 3 MOS.       Cash dividends declared           $.08             $.05           60.0%

ENDED 3/31/97    Shareholder's Equity
                 Book Value                        $8.63            $7.96           8.41%
                 Market Value                      $20.75           $17.09         21.42%



                                                                                     PERCENT
                         AS OF                     03/31/97         12/31/96         CHANGE
                         -----                     --------         --------         -------
                 Total Assets                      $313,494         $299,423         4.70%
                 Total Earning Assets              $291,075         $280,920         3.61%
                 Total Loans Gross                 $181,660         $181,292         0.20%
                 Total Deposits                    $283,202         $269,145         5.22%
                 Total Shareholder's Equity        $ 25,894         $ 25,833         0.24%
                 Total Trust Assets                $  2,514         $  2,520         (.24%)

REPRESENTATION OF MANAGEMENT:

All adjustments have been made that, in the opinion of Management, are necessary to fairly present the financial results for the interim periods presented.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

In August 1996, a three-for-two stock split was effected in the form of a 50% stock dividend. The number of shares and per share data presented in this document have been adjusted to give effect to the stock split.

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET

                  ASSETS                                         CURRENT QUARTER   PREVIOUS YEAR
                                                                  AS OF 3/31/97    AS OF 12/31/96
                                                                 ---------------   --------------
CASH AND DUE FROM BANKS                                           $  16,744,607    $  12,939,531
FEDERAL FUNDS SOLD                                                $  20,320,628    $  17,737,804
                                                                  -------------    -------------
     TOTAL CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD               $  37,065,235    $  30,677,335

INVESTMENT SECURITIES:
1.  HELD TO MATURITY: Fair Value of $33,268,355 at 3/31/97 and
                          $34,160,075 at 12/31/96, respectively
(A)  U.S. GOVERNMENT:
        MORTGAGE BACKED SECURITIES                                $  10,414,377    $  10,908,602
(B)  OBLIGATIONS OF STATES & POLITICAL
     SUBDIVISIONS                                                 $  21,888,286    $  22,019,792
                                                                  -------------    -------------
     TOTAL INVESTMENT SECURITIES HELD TO MATURITY                 $  32,302,663    $  32,928,394

2.  AVAILABLE FOR SALE, at Fair value
(A)  U.S. TREASURY SECURITIES                                     $  31,980,390    $  22,979,480
(B)  U.S. GOVERNMENT:
        AGENCY NOTES                                              $   3,926,960    $   3,983,640
        MORTGAGE BACKED SECURITIES                                $  21,331,146    $  22,396,852
(C)  CORPORATE STOCKS IN OTHER BANKS                              $     150,084    $     150,084
                                                                  -------------    -------------

     TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE               $  57,388,580    $  49,510,056

TOTAL INVESTMENT SECURITIES                                       $  89,691,243    $  82,438,450

LOANS HELD FOR SALE                                               $     478,426    $     738,050

LOANS:  GROSS                                                     $ 181,251,684    $ 180,632,685
  LESS:
     (A) UNEARNED INCOME ON LOANS                                 $     (70,285)   $     (78,252)
     (B) RESERVE FOR POSSIBLE LOAN LOSSES                         $  (3,544,254)   $  (3,546,853)
                                                                  -------------    -------------
LOANS: NET                                                        $ 178,115,571    $ 177,745,630

BANK PREMISES, EQUIPMENT, FURNITURE & FIXTURES                    $   5,288,453    $   5,157,438
INTANGIBLE ASSETS                                                 $      76,066    $     105,818
OTHER ASSETS                                                      $   3,257,740    $   3,297,989

     TOTAL OTHER ASSETS                                           $   8,622,259    $   8,561,245
                                                                  -------------    -------------

TOTAL ASSETS                                                      $ 313,494,308    $ 299,422,660
                                                                  =============    =============

ITEM I (B)- CONSOLIDATED COMPARATIVE BALANCE SHEET
                       (CONTINUED)


                                                     CURRENT QUARTER                      PREVIOUS YEAR
                 LIABILITIES AND CAPITAL              AS OF 3/31/97                       AS OF 12/31/96
                                                     ---------------                      --------------
DEPOSITS IN DOMESTIC OFFICES

(A)  DEMAND                                           $  42,964,850                       $  46,108,749
(B)  NOW, SUPER NOW & MONEY MARKET ACCOUNTS           $  95,264,324                       $  78,409,974
(C)  SAVINGS & CHRISTMAS CLUB                         $  16,057,535                       $  17,115,001
(D)  TIME CD'S - $100,000 AND OVER                    $  44,774,287                       $  44,825,313
(E)  TIME CD'S - OTHER                                $  67,392,419                       $  66,101,879
(F)  IRA CD'S                                         $  16,748,674                       $  16,584,278
                                                      -------------                       -------------
     TOTAL DEPOSITS                                   $ 283,202,089                       $ 269,145,194

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD           $   2,904,387                       $   3,575,744

OTHER LIABILITIES                                     $   1,493,893                       $     868,398

     TOTAL LIABILITIES                                $ 287,600,369                       $ 273,589,336

COMMON STOCK:
(1)  SHARES AUTHORIZED  10,000,000
(2) COMMON STOCK, NO PAR      2,999,988 outstanding   $  14,250,558                       $  14,250,558
(3)  UNDIVIDED PROFITS                                $  11,971,913                       $  11,725,761
(4)  UNREALIZED GAIN(LOSS) ON AFS INVESTMENTS         $   ( 328,532)                      $    (142,995)
                                                      -------------                       -------------
                       NET OF INCOME TAX EFFECT
     TOTAL EQUITY CAPITAL                             $  25,893,939                       $  25,833,324
                                                      -------------                       -------------

TOTAL LIABILITIES AND EQUITY CAPITAL                  $ 313,494,308                       $ 299,422,660
                                                      =============                       =============

ITEM I - (C) CONSOLIDATED COMPARATIVE STATEMENTS OF INCOME

                                          QUARTER      QUARTER
                                          ENDING       ENDING
                                          3/31/97      3/31/96
                                         ----------   ----------
INTEREST INCOME:
 INTEREST & FEES ON LOANS                $3,904,978   $3,250,576
 U.S. TREASURY NOTES                     $  416,394   $  333,437
 U.S. GOVERNMENT:
     AGENCY NOTES                        $   72,622   $   94,640
     MORTGAGE BACKED SECURITIES          $  583,171   $  657,930
 OBLIGATIONS OF STATE & POLITICAL SUB.   $  284,819   $  291,329
 OTHER INTEREST INCOME                   $  322,952   $  181,661
                                         ----------   ----------

TOTAL INTEREST INCOME                    $5,584,936   $4,809,574

INTEREST EXPENSE:
  INTEREST ON DEPOSITS                   $2,631,477   $2,139,410
  INTEREST ON SHORT TERM BORROWING       $   39,361   $   18,658
                                         ----------   ----------

TOTAL INTEREST EXPENSE                   $2,670,838   $2,158,067
                                         ----------   ----------

NET INTEREST INCOME                      $2,914,098   $2,651,507

PROVISION FOR LOAN LOSSES                $  180,000   $        0
                                         ----------   ----------

NET INTEREST INCOME AFTER PROVISION      $2,734,098   $2,651,507
FOR LOAN LOSSES

INSURANCE COMMISSIONS, FEES & PREMIUMS   $    9,602   $   25,443
FEES ON OTHER CUSTOMER SERVICES          $  327,399   $  313,144
ALL OTHER INCOME                         $  190,631   $  187,234
                                         ----------   ----------

TOTAL INCOME BEFORE OVERHEAD COST        $3,261,730   $3,177,327

                                             QUARTER       QUARTER
                                              ENDING        ENDING
                                             3/31/97       3/31/96
                                            ----------   ----------
OTHER EXPENSES:
 SALARIES                                   $1,023,381   $  961,303
 NET OCCUPANCY EXPENSE OF PREMISES          $  135,502   $  133,683
 FURNITURE & EQUIPMENT                      $  121,754   $  122,200
 OTHER EXPENSES                             $  989,389   $  761,192
                                            ----------   ----------

 TOTAL OTHER EXPENSES                       $2,270,026   $1,978,379
                                            ----------   ----------

 NET INCOME BEFORE INCOME TAX               $  991,704   $1,198,949

 INCOME TAX EXPENSE                         $  295,554   $  313,563
                                            ----------   ----------

INCOME OR LOSS BEFORE EXTRAORDINARY ITEMS   $  696,150   $  885,385
                                            ----------   ----------



EARNINGS PER SHARE DATA                     $     0.23   $     0.30

DIVIDENDS PER SHARES OUTSTANDING*           $     0.08   $     0.05

*Dividends for the quarter ended March 31, 1997 were declared on April 7, 1997, Record Date April 18, 1997, payment date April 30, 1997

ITEM I - (D) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                           THREE MONTHS    PREVIOUS YEAR
                                           ENDED 3/31/97   ENDED 3/31/96
                                           -------------   -------------
STATEMENT OF CHANGES IN CAPITAL ACCOUNTS

BALANCE AT BEGINNING OF YEAR               $ 25,833,324    $ 23,638,556


NET INCOME                                 $    696,150    $    885,385
NET CHANGE IN UNREALIZED GAIN/LOSS
ON AVAILABLE FOR SALE SECURITIES
(NET OF TAX EFFECT)                        $   (185,537)   $   (198,756)
                                           ------------    ------------

TOTAL ADDITIONS                            $    510,613    $    686,629

DEDUCTIONS:

CASH DIVIDENDS DECLARED AND PAID*          $    449,998    $    450,000
                                           ------------    ------------

TOTAL DEDUCTIONS                           $    449,998    $    450,000

BALANCE AT END OF PERIOD                   $ 25,893,939    $ 23,875,185
                                           ============    ============

*Dividends for the quarter ended December 31, 1996 were declared on January 13, 1997; record date January 27,1997; payment date February 6, 1997

                          THE NEW IBERIA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                1997            1996
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                $    696,150    $    885,385

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                    128,299         128,642
  DISCOUNT ACCRETION & PREMIUM AMORTIZATION                       27,576         (13,816)
  PROVISION FOR LOAN LOSSES                                      180,000               0
  NET GAIN (LOSS) ON SALE OF MORTGAGE LOANS                        3,493               0
  INCREASE IN OTHER LIABILITIES                                  625,494         472,573
  DECREASE IN OTHER ASSETS                                        61,135         177,113
                                                            ------------    ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,722,147       1,649,897

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(HTM)        618,370         853,525
  PROCEEDS FROM MATURITIES & CALL OF INVESTMENT SEC.(AFS)      5,016,293      12,055,248
  PURCHASE OF INVESTMENT SECURITIES(AFS)                     (13,045,937)    (11,216,584)
  NET (INCREASE) DECREASE IN LOANS                              (427,951)     (5,978,246)
  PURCHASE OF BANK PREMISES & EQUIPMENT                         (230,562)        (17,051)
  NET CASH PROVIDED BY (USED IN)
                                                            ------------    ------------
  INVESTMENT ACTIVITIES                                     $ (8,069,787)   $ (4,303,108)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

                                                           1997           1996
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:


  DECREASE IN REPURCHASE AGREEMENTS                        (671,357)      (270,467)
  INCREASE IN DEMAND, NOW & SAVINGS DEPOSITS             12,652,985      1,930,544
  INCREASE IN CERTIFICATES OF DEPOSITS                    1,403,910         97,000
  DIVIDENDS PAID                                           (449,998)      (450,000)
                                                        -----------    -----------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    12,935,540      1,307,077

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS      6,587,900     (1,346,134)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         30,677,335     23,141,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD               37,265,235     21,795,594

SUPPLEMENTAL DISCLOSURE:

  INTEREST PAID ON BORROWINGS AND DEPOSITS                2,661,418      2,162,317

  FEDERAL INCOME TAX PAID                                         0              0

PART I -- FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the first quarter of 1997, The New Iberia Bancorp, Inc. (the "Corporation") recorded net income of $696,150 ($.23 per share) compare to $885,385 ($.30 per share) for the first quarter in 1996. The change in net income is explained by the following changes: (i) net interest income increase of $262,591, (ii) an increase in non interest expense by $291,647, primarily due to an increase in legal and professional fees from existing litigation and potential merger activities, and (iii) a provision for loan losses of $180,000 for the first quarter of 1997 as compared to no provision for the first quarter of 1996. The increase in the provision for loan losses was due the increased size of the loan portfolio and to higher consumer loan charge offs during the first quarter as compared to last year during the same period. Consumer and credit card charge offs during the first quarter of 1997 were approximately .11 percent of average loans outstanding, compared to approximately .07 percent of average loans outstanding during the first quarter of 1996.

On March 31, 1997, total assets of the Corporation were $313,494,308, which is an increase of $14,071,648 (4.70%) from the $299,422,660 reported for December 31, 1996 and an increase of $47,159,604 (17.71%) from the balance at March 31, 1996 of $266,334,704. Gross loans on March 31, 1997 were $181,659,825, a
$367,342 (.20%) increase from the December 31, 1996 balance of $181,292,483 and an increase of $33,095,315 (22.28%) from the balance on March 31, 1996 of $148,564,510. Loans held for sale, at their fair value, on March 31, 1997, December 31, 1996, and March 31, 1996, were $478,426, $738,050, and $1,205,357, respectively. The increase in gross loans outstanding as compared to the first quarter of 1996 is a result of an increase in real estate loans ($18 million) and consumer loans ($11.5 million). Total deposits were $283,202,089 on March 31, 1997, a $14,056,895 (5.22%) increase from the balance of $269,145,194 on
December 31, 1996 and an increase of $43,548,941 (18.17%) from the balance on March 31, 1996 of $239,653,148. The increase in deposits from December 1996 is primarily attributable to an increase in interest bearing checking accounts, including funds expected to be retained for one customer for only a short period of time (approximately $10 million).

CAPITAL RESOURCES

Capital ratios for the quarters ending March 31, 1997, 1996, and 1995:

                                                               Regulatory
                          1997       1996      1995             Minimum*
                          ----       ----      ----            ----------
Leverage                   8.24%     8.90%      8.85%            3.00%
Risk-based capital
Tier I                    14.43%    16.08%     16.76%            4.00%
Total                     15.68%    17.33%     18.26%            8.00%

*Current levels for a well capitalized institution in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The unrealized loss on Available for Sale securities reflected in the equity section of the balance sheet was excluded as required by regulatory agencies in the computation of these ratios.

RESULTS OF OPERATIONS

NET INTEREST INCOME - Net interest income is the difference between interest earned on assets and interest paid for the funds supporting those assets. As of March 31, 1997, net interest income was $2,914,098, an increase of $262,591 (9.90%) over the same period in 1996. The increase in net interest income is the result of an increase in interest and fees on loans ($654,402), an increase in investment income ($120,960), offset by an increase in interest cost on deposits ($512,771) over the last year. It is expected that interest rates will rise slightly during the remainder of 1997 (although such changes cannot be reliably predicted), and given the current local economic environment, net interest income is expected to continue to increase (although there can be no assurance that this will occur), but at a slower pace due to increased competition in both loans and deposit accounts.

EARNING ASSETS - Earning assets on March 31, 1997 were $291,074,663, an increase of $10,154,664 (3.61%) from the December 31, 1996 balance of $280,919,999. The change is the result of an increase in loans outstanding of $319,047, an increase of $7,252,793 in investment securities and $2,582,824 in federal funds sold.

The average tax equivalent yield (TEY) on earning assets for the first three months of 1997 was 7.92%. In 1996 the average tax equivalent yield on earning assets was 8.03%. The TEY on average gross loans has decreased to an average of 8.82% from an average of 9.02% in 1996. The TEY on investments has decreased slightly to an average of 6.81% from an average of 6.82% in 1996. The average rate on Fed Funds Sold has decreased to an average of 5.16% from an average of 5.26% in 1996. (All yields are year to date through March of the respective year.)

INVESTMENT SECURITIES - The Corporation's goals with respect to investment portfolio management is to ensure (i) quality of securities, (ii) the maintenance of attractive rates of return on the funds invested and (iii) adequate liquidity to the Corporation. The portfolio consists primarily of U.S. Treasury Notes, Municipal Bonds, and Mortgage-Backed Securities. U.S. Treasury Notes and Municipal Bonds maturities are laddered to provide a constant liquidity source. Mortgage-Backed Securities provide liquidity, monthly cash flow and higher yields. The mix of the investment portfolio continues to change, primarily due to prepayments on mortgage-backed securities. The Corporation has primarily reinvested maturities and pay downs in 1996 and 1997 into loans, where demand has been strong.

The breakdown of the investment portfolio as of March 31, 1997 is listed below:

                                      (In Thousands of Dollars)

                               Held to Maturity          Available for Sale
                               -----------------         ------------------
                               Amortized    Fair         Amortized    Fair
                                  Cost     Value            Cost     Value
                               ---------   -----         ---------   -----
U.S. Treasury Notes               -0-         -0-        $32,048     $31,980
U.S. Government
         Agency Notes             -0-         -0-          3,976       3,927
         Mortgage-Backed      $10,414     $10,944         20,154      19,972
Obligation State
         & Political           21,888      22,324            -0-         -0-
Domestic Debt                     -0-         -0-          1,384       1,360
Corporate Stock                   -0-         -0-            150         150

Total                         $32,302     $33,268        $57,712     $57,389


Gross unrealized gains and losses on "Held to Maturity" securities were as follows:

                          (In Thousands of Dollars)

                          BOOK      UNREALIZED    UNREALIZED     MARKET
                          VALUE       GAINS        LOSSES        VALUE
U. S. Government:
Mortgage-Backed Sec.      $10,414    $  530          -0-        $10,944
Obligation State
& Political                21,888       498           62         22,324

Total                     $32,302    $1,028          $62        $33,268


Under current regulatory capital rules, the unrealized loss as of March 31, 1997, in the "Available for Sale" securities totaling $328,532, net of tax, is excluded from capital when calculating leverage, primary capital and risk-based capital ratios.

The Corporation had no sales of securities during the first quarter of 1997.

INTEREST-BEARING LIABILITIES - Interest-bearing liabilities on March 31, 1997, were $243,141,626, reflecting an increase of $16,529,437 (7.29%) from the December 31, 1996 balance of $226,612,189 and an increase of $40,147,275 (19.78%) from the March 31, 1996 balance, which totaled $202,994,351. As noted previously the increase in this category from December 1996 is due to an increase in interest bearing checking accounts and the increase from the same period last year is due to an increase in both interest bearing checking accounts and certificates of deposit.

INTEREST EXPENSE - Interest Expense as of March 31, 1997 totaled $2,670,838, which represents an increase of $512,771 (23.76%) from the 1996 amount of $2,158,067. The reason for the increase is the interest cost for certificates of deposits and interest bearing deposits. The average rates paid year to date for all interest-bearing liabilities were 4.47% through March 1997 as compared to 4.28% for the same period in 1996. All yields are year to date through March of the respective year.

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

An adequate level of the Allowance for Possible Loan Losses is determined by reviewing the quality of the loan portfolio, actual loan loss experience and the current and anticipated economic conditions and their effect on the market served by the Corporation. The Provision for Possible Loan Losses is the amount charged to earnings in order to maintain an adequate level of reserves. Other significant factors considered in determining the levels of the provision and the reserve are the growth or decline in the loan portfolio, the composition of the portfolio, industry concentrations, differing risks associated with each category of loans, the current and prospective financial condition of borrowers, the level of past due and nonperforming loans and the relationship of the reserve to the total loan portfolio. Management regularly reviews the loan portfolio in an effort to identify potential losses and to determine that the level of reserves adequately reflects the potential loss exposure. Loans identified as problem credits are reviewed more frequently to determine potential changes in the allowance.

Since actual losses may vary from current assessments, any necessary adjustments to the reserve are recorded in the period in which they become known. The loan review department of the Corporation monitors adherence to lending policies and procedures as well as asset quality.

Provision for loan losses for the first quarter of 1997 were $180,000 as compared to no provision for the same period the previous year. The balance in the reserve over the last year reflects levels of charge-offs and management's estimates of collateral values when evaluating exposure in the loan portfolio. The reserve as a percentage of loans and leases was 1.95% at quarter end (March 31, 1997) compared to 1.96% at year end (December 1996). Management projects loan growth to continue steadily throughout the remainder of the year. This growth is a factor in Management's periodic determination of the reserve. Management plans to make adjustments to the reserve based on recoveries received and charge-offs made to ensure that an adequate loan loss reserve is maintained.

The diversification of the loan portfolio is an important factor in the assessment of loan quality and loss potential. Although the Corporation has extended a significant amount of loans to energy services and agricultural customers due to the prevalence of those industries in the local economy, the Corporation attempts to lend to a variety of industries to minimize its exposure to possible losses occurring from concentration of loans in any single sector. Broadening the Corporation's base of loan activity into the Lafayette, Louisiana market, along with the steadily improving local economy over the last few years, has had a positive effect on the performance of the loan portfolio. Still, a review of the loan portfolio has found that the effects of gaming establishments in the Corporation's market area has had some influence on the local consumer, as evidenced by a higher percentage of consumer past due loans and increased charge offs of consumer loans. Management reviews on an ongoing basis the changes occurring in the loan portfolio and adjusts internal procedures to address those changes.

Charge-offs year to date for 1997 were $215,486 (.12% of average gross loans outstanding ) compared to $98,267 (.07% of average gross loans outstanding) in 1996. Recoveries year to date for 1997 were $32,630 compared to $20,099 in 1996. The relatively small levels of charge-offs are attributable to management's continued efforts to identify and work out problem loans.

Year to date Loan Recoveries compared to prior year charge-offs was 6.41% and 7.11% for March 1997 and March 1996, respectively.

OTHER EXPENSES

Total Other Expenses for the first quarter of 1997 was $2,270,026 compared to $1,978,948 for the same period in 1996. This reflects an increase of $291,078 (14.71%). Salary cost and benefits have increased $62,078, and there was an increase in legal and professional fees related to ongoing litigation, potential merger activities, and loan collection activities ($127,000), as well as an increase in other operational expenses ($102,000).

INCOME TAXES

The effective tax rate as of March 31, 1997 is approximately 30%, which compares to approximately 26% as of March 31, 1996. The change in the effective tax rate is largely due to a decrease in tax free interest income.

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

Nonperforming assets are those loans carried on a non-accrual basis, those classified as troubled debt restructuring, real estate acquired through foreclosure and repossessed movable property. The following schedule reflects the balance of each category:

                                        (In Thousands of Dollars)

                                   March 31, 1997        March 31, 1996
                                   --------------        --------------
Non-accrual Loans                       $487                  $132
Troubled Debt Restructuring             $306                  $565
Other Real Estate Owned                  -0-                  $ 50
Repossessed Movable Prop.               $ 73                  $ 43

Total                                   $866                  $790

The increase in non-accrual loans is due to an increase in non-accrual consumer loans ($186,000) and non-accrual real estate loans ($172,000). The non-accrual real estate loan increase was one loan previously reported as a troubled debt restructuring loan.

RISK ELEMENT INFORMATION

                                             (In Thousands of Dollars)
                                       March 31, 1997       March 31, 1996
                                       --------------       --------------
Past due loans 90 days                     $809                 $727
 and still accruing

Amount of income on non-accrual            $  8                 $  3
loans that would have been
in income if still accruing

Interest income on restructured            $ 12                 $ 18
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

On March 31, 1997, impaired loans totaled $629,595. Total impaired loans of $291,021 required a total reserve of $136,821. There was no reserve for impairment on the remaining $338,574 of impaired loans. During the three month period ended March 31, 1997, impaired loans averaged $580,461. Interest income recognized on impaired loans totalled approximately $11,000 for the quarter.

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

The Corporation's liquidity ratio on March 31, 1997 was 36.93% with a dependency ratio of 4.81%; the liquidity ratio on December 31, 1996 was 33.65% with a dependency ratio of 1.77%. Management believes that liquidity is enhanced by its ability to manage the interest rate sensitivity of assets and liabilities. The increase in the liquidity and dependency ratio is from an increase in short term funds and an increase in the investment portfolio. Management actively monitors and controls the relationship between interest sensitive assets and liabilities by means of an interest rate simulation model. The off balance sheet commitments, if funded, would have a limited impact on the liquidity of the Corporation, primarily due to the maturity structure of the investment portfolio.

CUMULATIVE MATURITY/RATE SENSITIVITY         (All Dollar Amounts in Thousands)

--------------------------------------------------------------------------------
EARNING ASSETS


                               1-30         1-60         1-90        1-365   YEAR & OVER             TOTAL
LOANS*                        19,740       23,202       27,546       35,613      145,450             181,063
SHORT TERM INVESTMENTS        20,321       20,321       20,321       20,321            0              20,321
INVESTMENTS***                 2,001        4,011        5,019       12,757       76,932              89,689
                           ---------    ---------    ---------    ---------    ---------           ---------

TOTAL EARNING ASSETS          42,062       47,534       52,886       68,691      222,382             291,073

FUNDING SOURCES

PUBLIC FUNDS DDA              11,927       11,927       11,927       11,927            0              11,927
NOW ACCOUNTS**                     0            0            0            0       26,138              26,138
MONEY MARKET (IMFA)           57,199       57,199       57,199       57,199            0              57,199
CERT. OF DEPOSIT (GREATER
 THAN) 100M                    4,331        8,608       13,115       22,665       24,708              47,373
OTHER TIME DEPOSITS                                     13,603       26,888       54,655              81,543
SAVINGS**                          0            0            0            0       16,058              16,058
REPURCHASE AGREEMENTS          2,904        2,904        2,904        2,904            0               2,904
                           ---------    ---------    ---------    ---------    ---------           ---------

TOTAL FUNDING                 76,361       80,638       98,748      121,583      121,559             243,142
                           ---------    ---------    ---------    ---------    ---------           ---------

CUMULATIVE MATURITY/         (34,299)     (33,104)     (45,862)     (52,892)     100,823              47,931
                           ---------    ---------    ---------    ---------    ---------           ---------
RATE SENSITIVITY (GAP)


AS A % OF EARNING ASSETS      -11.78%      -11.37%      -15.76%     -18.17%
AS A % OF TOTAL ASSETS        -10.93%      -10.55%      -14.62%     -16.86%

--------------------------------------------------------------------------------

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

*** $150,084 - FIRST NATIONAL BANKERS BANK AND FNMA STOCK IS NOT RATE SENSITIVE AND IS NOT INCLUDED IN THE ONE YEAR AND OVER.

     THE AMOUNT OF PAYDOWNS RECEIVED ON A MONTHLY BASIS ON MORTGAGE BACKED SECURITIES IS NOT REFLECTED IN THIS SCHEDULE. PAY DOWNS AVERAGED ABOUT $500,000 A MONTH OVER THE FIRST THREE MONTHS OF 1997, AND WOULD NOT HAVE CREATED A SIGNIFICANT DIFFERENCE IN THE PERCENTAGES ABOVE.

     THE GAP PERCENTAGES NOTED ABOVE ARE A REFLECTION OF A NEGATIVE POSITION. THIS MEASUREMENT SIMPLY SHOWS AT WHAT REPRICING INTERVAL ASSETS AND LIABILITIES WILL REPRICE. IT DOES NOT TAKE INTO ACCOUNT AT WHAT LEVEL OF RATE CHANGE THE ASSET OR LIABILITY WILL REPRICE. IN GENERAL TERMS, IF RATES FALL, NET INTEREST INCOME SHOULD INCREASE AND IF RATES RISE, NET INTEREST INCOME SHOULD DECREASE. IN LOOKING AT THE ONE YEAR HORIZON, AND GIVEN THAT (ALTHOUGH CHANGES IN INTEREST RATES CANNOT NECESSARILY BE RELIABLY PREDICTED) IN GENERAL, INTEREST RATES MAY REMAIN FLAT OR SLIGHTLY HIGHER IN THE NEAR FUTURE, THE CORPORATION SHOULD ADJUST ITS CURRENT POSITION BY SHORTENING THE REPRICING OF ASSETS OR EXTEND DEPOSIT MATURITIES. THE CORPORATION SHOULD CLOSELY MONITOR FUTURE CHANGES IN INTEREST RATES AND ACCORDINGLY ADJUST ITS INTEREST RATE POSITION AS NEEDED. THE USE OF THE ASSET/LIABILITY MODEL ON A MONTHLY BASIS PROVIDES A GOOD REVIEW AND GIVES REALISTIC EXPECTATIONS OF THE AFFECT THAT CHANGES IN INTEREST RATES WILL HAVE ON THE INTEREST RATE RISK OF THE CORPORATION.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

The Bank is named as the trustee of The Jules B. Schwing Childrens Trust (the "Trust") in the last will and testament of Jules B. Schwing. Under the will, the main asset of the Trust will be stock of The New Iberia Bancorp, Inc. (the "Stock"). The Succession has not been closed and the Bank, as Trustee, has not been placed in possession or control of the Stock.

On or about April 21, 1996, in the 16th Judicial District Court, Iberia Parish, Louisiana (Docket No. 13847) certain of the children of Jules B. Schwing, namely Jules A. Schwing, Marie Louise Schwing, Edmond L. Schwing, John E. Schwing, III, and Charles E. Schwing (the "Petitioning Heirs"), filed in the Succession proceedings a Petition to Annul Probated Testament (the "Petition"), seeking to annul the last will and testament of Jules B. Schwing. The Bank, as trustee of the Trust created by the will, was named as a defendant in the Petition.

On June 24, 1996, the Bank, in its capacity as trustee of the Trust, filed in the Succession proceedings an Exception to Unauthorized Use of Ordinary Proceeding and Motion to Convert Petition to Annul Probated Testament to Summary Proceeding. Prior to the hearing on this matter, in support of the Bank's exceptions and motion, Robert M. Fleming, the court appointed Executor of the Succession, filed a Memorandum in Opposition to Use of Ordinary Proceeding to Annul Testament. The Bank's exceptions were granted on August 8, 1996, and the matter will now proceed to trial as a summary proceeding.

On October 16, 1996, the Petitioning Heirs filed in the Succession proceedings a Motion to Terminate, In Part, or Modify Trust, or Alternatively, to Appoint a Substitute Trustee, which seeks to terminate or modify the Trust or to appoint a substitute trustee in place of the Bank. Motions for Partial Summary Judgment on these motions were heard on February 21, 1997 and are pending.

A trial on these matters was set for March 31, 1997. Pursuant to a Motion to Continue filed by all parties, the trial has been continued without date.

In connection with a proposed merger transaction whereby Bancorp would merge with and into Regions Financial Corporation (the "Merger"), the Executor of the Succession of Jules B. Schwing, on behalf of the Succession, the Petitioning Heirs (other than Charles E. Schwing), and others, executed releases that would release, effective upon the consummation of the Merger, the Bank, Bancorp and others from any claims, losses, damages, and liabilities (or actions in respect thereof) with certain limited exceptions described in certain of the releases. It is anticipated that if all conditions to the Merger are met, the Merger would take place in the second or third quarter of 1997. The Merger is subject to, among other things, regulatory approval and approval by the shareholders of Bancorp.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         2 Agreement and Plan of Merger by and between The New Iberia Bancorp, Inc. and Regions Financial Corporation dated as of February 13, 1997, included as Appendix A of the Corporation's Proxy Statement included as part of Regions Financial Corporation's Registration Statement on Form S-4 filed with the Commission on April 23, 1997.

         3.1 Copy of Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) of the Corporation's Registration Statement on Form 8-A/A1 filed with the Commission on July 19, 1995.

         3.2 Copy of Amended and Restated Bylaws, incorporated by reference to Exhibit 4 of the Corporation's Form S-8 Registration Statement filed with the Commission on October 21, 1996.

         10.1 The New Iberia Bancorp, Inc. Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Corporation's 3rd Quarter 1996 10-Q.

         10.2 Form of Stock Option Agreement pursuant to The New Iberia Bancorp, Inc. Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.2 of the Corporation's 3rd Quarter 1996 10-Q.

         10.3 Copy of Employment Agreement between The New Iberia Bank, The New Iberia Bancorp, Inc. and Ernest Freyou, incorporated by reference to Exhibit 10.1 of the Corporation's 1995 10-K.

         10.4 Copy of Nonqualified Deferred Compensation Agreement between The New Iberia Bank and Ernest Freyou, incorporated by reference to Exhibit 10.2 of the Corporation's 1995 10-K.

         27      Financial Data Schedule


(B)      Report on Form 8-K

         The Corporation filed a Form 8-K with the Commission on February 18, 1997. The Form 8-K reported an Agreement and Plan of Merger with Regions Financial Corporation had been entered into on February 13, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      The New Iberia Bancorp, Inc.


Date: May 8, 1997                     By: /s/ ERNEST FREYOU
                                          -------------------------------------
                                          Ernest Freyou
                                          President and Chief Executive Officer

Date: May 8, 1997                     By: /s/ LEONARD J. FREYOU
                                          -------------------------------------
                                          Leonard J. Freyou
                                          Senior Vice President and Cashier

                              INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                    DESCRIPTION
       -------                   -----------

         2 Agreement and Plan of Merger by and between The New Iberia Bancorp, Inc. and Regions Financial Corporation dated as of February 13, 1997, included as Appendix A of the Corporations Proxy Statement included as part of Regions Financial Corporation's Registration Statement on Form S-4 filed with the Commission on April 23, 1997.

         27      Financial Data Schedule